Form 10-Q
period 1999-06-30
ESPS INC
filed 1999-08-12
CIK 1082456

==============================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                      ----------------------------------

                                   FORM 10-Q
(Mark One)
[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    June 30, 1999
                               -------------------

                                       or

[_]Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from __________ to __________

                        Commission File Number: 0-26245

                                  ESPS, Inc.
            (Exact name of registrant as specified in its charter)

              Delaware                                           24-2845135
    ------------------------------                           ------------------
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                           Identification No.)

1300 Virginia Drive, Suite 125, Ft. Washington, PA                      19034
---------------------------------------------------                  ----------
     (Address of principal executive offices)                        (Zip Code)

      Registrant's telephone number, including area code: (215) 619-6000

                                      N/A
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                      ---

As of August 10, 1999, 15,504,315 shares of the registrant's Common Stock, par value $0.001 per share, were outstanding.

                                  ESPS, INC.

                                   FORM 10-Q
                               QUARTERLY REPORT
                                     INDEX


                                                                                         Page No.
                                                                                         --------
Facing Sheet                                                                                 1

Index                                                                                        2

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.        Financial Statements

               Balance Sheets (Unaudited)                                                    3

               Statements of Operations (Unaudited)                                          4

               Statements of Cash Flows (Unaudited)                                          5

               Notes to Unaudited Financial Statements                                       6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                           7

Item 3.        Quantitative and Qualitative Disclosure About Market Risk                    13

PART II - OTHER INFORMATION
---------------------------

Item 1.        Legal Proceedings                                                            13

Item 2.        Changes in Securities and Use of Proceeds                                    13

Item 3.        Defaults upon Senior Securities                                              14

Item 4.        Submission of Matters to a Vote of Security Holders                          14

Item 5.        Other Information                                                            14

Item 6.        Exhibits and Reports on Form 8-K                                             14

               Signatures                                                                   15

Exhibit 27     Financial Data Schedule                                                      16

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  FINANCIAL STATEMENTS
-----------------------------


                                  ESPS, INC.
                                  ----------
                                BALANCE SHEETS
                                --------------
                                (In thousands)

                                                                            June 30, 1999    March 31, 1999
                                                                            -------------    --------------
                                                                             (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                   $  24,869         $   1,812
    Accounts receivable, net of allowance of $127                                   5,743             6,210
    Accounts receivable, related party                                                258               158
    Other current assets                                                              472               340
    Deferred income taxes                                                             322               322
    Deferred offering costs                                                             -               696
                                                                            -------------    --------------
       Total current assets                                                        31,664             9,538
Property and equipment,  net                                                        3,273             2,330
Other assets                                                                           28                28
                                                                            -------------    --------------
Total assets                                                                    $  34,965         $  11,896
                                                                            =============    ==============

Liabilities and stockholders' equity
Current liabilities:
    Current portion of long-term debt                                           $     110         $       -
    Accounts payable and accrued expenses                                           3,151             3,267
    Deferred revenues                                                               2,088             1,905
                                                                            -------------    --------------
       Total current liabilities                                                    5,349             5,172

Long-term debt                                                                        523                 -

Stockholder's equity:
  Series A Preferred stock, $0.001 par value: Authorized shares
      6,000, issued and outstanding shares, 0 and 6,000 at June 30,
      1999 and March 31, 1999, respectively                                             -                 6
  Common stock, $0.001 par value: Authorized shares 50,000,
      issued and outstanding shares, 15,421 and 3,154 at June 30,
      1999 and March 31, 1999, respectively                                            15                 3
  Additional paid-in capital                                                       28,810             6,570
  Retained earnings                                                                   455               349
  Deferred stock compensation                                                        (187)             (204)
                                                                            -------------    --------------
Stockholders' equity                                                               29,093             6,724
                                                                            -------------    --------------
Total liabilities and stockholders' equity                                      $  34,965         $  11,896
                                                                            =============    ==============

           See accompanying notes to unaudited financial statements.

                                  ESPS, INC.
                                  ----------
                           STATEMENTS OF OPERATIONS
                           ------------------------
                     (In thousands, except per share data)
                                  (Unaudited)

                                                              Three months ended
                                                              ------------------
                                                                   June 30,
                                                                   --------
                                                              1999          1998
Revenues:
   Software licenses                                          $ 3,829      $ 2,040
   Services and maintenance                                     2,085          915
                                                              -------      -------
         Total revenues                                         5,914        2,955

Cost of revenues:
  Software licenses                                                97           70
  Services and maintenance                                      1,401          587
                                                              -------      -------
         Total cost of revenues                                 1,498          657
                                                              -------      -------

Gross profit                                                    4,416        2,298
Operating expenses:
   Research and development                                     1,198          701
   Sales and marketing                                          2,326          587
   General and administrative                                     792          549
                                                              -------      -------
          Total operating expenses                              4,316        1,837
                                                              -------      -------

Income from operations                                            100          461
Interest, net                                                      71           50
                                                              -------      -------
Income before income taxes                                        171          511
Income tax provision                                               65          198
                                                              -------      -------
Net income                                                    $   106      $   313
                                                              =======      =======

Earnings per share:
          Basic                                               $  0.02      $  0.14
                                                              =======      =======
          Diluted                                             $  0.01      $  0.02
                                                              =======      =======
Shares used in computation of earnings per share:
          Basic                                                 5,179        2,165
                                                              =======      =======
          Diluted                                              15,455       14,138
                                                              =======      =======

Pro forma earnings per share:
          Basic                                               $  0.01      $  0.03
                                                              =======      =======
          Diluted                                             $  0.01      $  0.02
                                                              =======      =======

Shares used in computation of pro forma earnings per share:
          Basic                                                12,445       10,865
                                                              =======      =======
          Diluted                                              15,455       14,138
                                                              =======      =======

           See accompanying notes to unaudited financial statements.

                                  ESPS, INC.
                                  ----------
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                (In thousands)
                                  (Unaudited)

                                                                             Three months ended
                                                                             ------------------
                                                                                  June 30,
                                                                                  --------
                                                                             1999          1998
                                                                             ----          ----
Operating activities:
   Net income                                                              $    106      $   313
   Adjustments to reconcile net income to net cash used in
        operating activities:
           Depreciation and amortization                                        166           64
           Amortization of deferred stock compensation                           17           54
           Provision for losses on accounts receivable                            -           33
           Changes in operating assets and liabilities:
                 Accounts receivable                                            367          721
                 Other assets                                                  (132)         (77)
                 Accounts payable and accrued expenses                          580          (20)
                 Deferred revenues                                              183       (1,286)
                                                                           --------      -------
   Net cash provided by (used in) operating activities                        1,287         (198)
                                                                           --------      -------

Investing activities:
Purchases of property and equipment                                            (467)        (280)

Financing activities:
Proceeds from the sale of common stock                                       22,241            -
Repayments of long-term debt                                                     (9)           -
Proceeds from exercise of stock options                                           5           65
                                                                           --------      -------
   Net cash used in financing activities                                     22,237           65

Net increase in cash and cash equivalents                                    23,057         (413)
Cash and cash equivalents balance, beginning of period                        1,812        4,558
                                                                           --------      -------
Cash and cash equivalents balance, end of period                           $ 24,869      $ 4,145
                                                                           ========      =======

Supplemental cash flow disclosure:
   Interest paid                                                           $      4      $     -
   Income taxes paid                                                       $      5      $     -
   Fixed assets financed through capital lease obligations                 $    642      $     -

           See accompanying notes to unaudited financial statements.

                                  ESPS, INC.
                                  ---------
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

1.   Description of Business and Basis of Presentation
     -------------------------------------------------

Description of ESPS, Inc.

ESPS, Inc. is a leading provider of enterprise compliance management solutions to businesses in highly regulated industries. Our solution, which consists of the CoreDossier family of software products and related services, enables users across departments and throughout an enterprise to collaborate in the authoring, compilation, distribution and publishing and reuse of compliance information and regulatory submissions. We designed our CoreDossier software products to utilize advanced technologies, such as corporate intranets and the Internet, and to meet emerging electronic compliance requirements and standards. We believe our solution enables our customers to realize a return on their investment by reducing the cost and burden of compliance while also reducing the time required to bring new products and services to market.

On June 15, 1999, the board of directors declared a 1.45 for 1 stock split in the form of a stock dividend. All periods presented have been restated to reflect this stock split.

Initial Public Offering

On June 16, 1999, we completed an initial public offering of 3.5 million shares of common stock at $7.50 per share. The offered shares generated net proceeds to ESPS, Inc. of approximately $22.2 million. Concurrent with the offering, all 6,000,000 shares of our convertible preferred stock automatically converted into 8,700,000 shares of common stock.

Interim Financial Information

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited financial statements for the fiscal year ended March 31, 1999, included in our prospectus, dated June 16, 1999, filed with the Securities and Exchange Commission in connection with our initial public offering. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2.  Net Income Per Common Share
    ---------------------------

Basic and diluted net income per common share is calculated by dividing the net income by the weighted average number of common shares outstanding. Pro forma net income per share is computed using the weighted average number of shares used for basic per share amounts and the weighted average convertible preferred stock outstanding as if such shares were converted to common stock at the time of issuance.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                         Three months ended
                                                                                         ------------------
                                                                                               June 30,
                                                                                               --------
                                                                                          1999            1998
                                                                                          ----            ----
Net income                                                                              $   106         $   313
                                                                                        =======         =======
Weighted average number of common shares outstanding                                      5,179           2,165
Effect of dilutive securities:
   Stock options                                                                          3,010           3,273
   Series A preferred stock                                                               7,266           8,700
                                                                                        -------         -------
Adjusted weighted average shares outstanding and assumed conversions                     15,455          14,138
                                                                                        =======         =======
Pro forma adjustment to weighted average number of common shares
   outstanding for the conversion of series A preferred stock                             7,266           8,700
                                                                                        -------         -------
Pro forma weighted average shares:
   Basic                                                                                 12,445          10,865
                                                                                        =======         =======
   Diluted                                                                               15,455          14,138
                                                                                        =======         =======
Earnings per share:
   Basic                                                                                $  0.02         $  0.14
                                                                                        =======         =======
   Diluted                                                                              $  0.01         $  0.02
                                                                                        =======         =======
Pro forma earnings per share:
   Basic                                                                                $  0.01         $  0.03
                                                                                        =======         =======
   Diluted                                                                              $  0.01         $  0.02
                                                                                        =======         =======

3.  Long-Term Debt
    --------------

In June, 1999, prior to the initial public offering, the Company entered into a $642,000 capital lease agreement, consisting of software and hardware to support the Company's infrastructure. The term of the lease is 60 months with monthly payments of approximately $13,000.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
     OF OPERATIONS
     -------------

Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, those listed under this caption "Factors Affecting Operating Results" described herein and the Risk Factors described in our filings with the Securities and Exchange Commission, including our Form S-1.

Overview
--------

ESPS provides software solutions that enable businesses in highly regulated industries to reduce the costs and overall burden associated with traditional compliance processes. Our electronic compliance management solution utilizes advanced technologies, such as corporate intranets and the Internet, and has the ability to scale throughout an enterprise. The CoreDossier family of software products and related services enables users to collaborate in the authoring, compilation, distribution, publishing and reuse of compliance information and regulatory submissions. In addition to advanced technology, we provide our customers with in-depth industry-specific compliance expertise that allows us to better understand their compliance needs and requirements.

Results of Operations
---------------------

The following table presents statement of operations data as a percentage of total revenues:

                                                                                        Percentage of
                                                                                        -------------
                                                                                           Revenues
                                                                                           --------
                                                                                         Three months
                                                                                        Ended June 30,
                                                                                        --------------
                                                                                       1999         1998
                                                                                       ----         ----
Statement of Operations Data:
     Revenues:
          Software licenses                                                            64.7%        69.0%
          Services and maintenance                                                     35.3         31.0
                                                                                      -----        -----

               Total revenues                                                         100.0        100.0
     Cost of revenues:
          Software licenses                                                             1.6          2.4
          Services and maintenance                                                     23.7         19.9
                                                                                      -----        -----

               Total cost of revenues                                                  25.3         22.3
                                                                                      -----        -----

     Gross profit                                                                      74.7         77.7
     Operating expenses:
          Research and development                                                     20.3         23.7
          Sales and marketing                                                          39.3         19.9
          General and administrative                                                   13.4         18.6
                                                                                      -----        -----

               Total operating expenses                                                73.0         62.2
                                                                                      -----        -----

     Income from operations                                                             1.7         15.5
     Interest, net                                                                      1.2          1.7
                                                                                      -----        -----
     Income before income taxes                                                         2.9         17.2
     Income tax                                                                         1.1          6.7
                                                                                      -----        -----
     Net income                                                                         1.8%        10.5%
                                                                                      =====        =====

Comparison of Three Months Ended June 30, 1999 and 1998
-------------------------------------------------------

For the three months ended June 30, 1999, revenues were $5.9 million, an increase of 100% over the $3.0 million for the comparable period in 1998. Net income for the three months ended June 30, 1999 was $106,000, or $.01 per diluted share, compared to net income of $313,000, or $.02 per diluted share for the same period in 1998. Weighted average shares used in computing diluted earnings per share in the first fiscal quarter were 15.5 million versus 14.1 million in the same period in the prior year.

Revenues

License revenues. License revenues increased 88% to $3.8 million for the three months ended June 30, 1999, from $2.0 million for the three months ended June 30, 1998. This increase in license revenues is attributable to increased acceptance and demand for the Company's products and increased sales and marketing activities.


Services and maintenance revenues. Services and maintenance revenues increased 128% to $2.1 million for the three months ended June 30, 1999 from $915,000, for the three months ended June 30, 1998. The increase reflects the greater implementation capabilities and increased maintenance on a larger customer base.


Total revenues outside of the United States increased 91% to $1,099,000 for the three months ended June 30, 1999, from $576,000 for the three months ended June 30, 1998. This increase resulted from an increase in license sales and from the sale of our products and services to existing customers with operations outside the United States. International license revenues represented 20% of total license revenues, or $772,000, in the three months ended June 30, 1999, compared to 22%, or $442,000, for the three months ended June 30, 1998.

For the three months ended June 30, 1999, one customer accounted for 18% of revenues and for the three months ended June 30, 1998, four customers accounted for 59% of revenues.

Cost of Revenues

Cost of software licenses revenues. Cost of software licenses revenues consists primarily of royalties we pay to third parties for the use of their technology incorporated into our CoreDossier products. Cost of software licenses revenues increased 39% to $97,000 for the three months ended June 30, 1999 from $70,000 for the three months ended June 30, 1998. This increase resulted primarily from an increase in the sale of our CoreDossier products. Cost of software licenses revenues as a percentage of software licenses revenues were 3% for both periods.

Cost of services and maintenance revenues. Cost of services and maintenance revenues consists primarily of personnel costs related to professional services and customer support. Cost of services and maintenance revenues increased 139% to $1,401,000 for the three months ended June 30, 1999 from $587,000 for the three months ended June 30, 1998. This increase resulted primarily from the hiring and training of professional services and customer support personnel to support our increased customer base. Cost of services and maintenance revenues as a percentage of services and maintenance revenues were 67% for the three months ended June 30, 1999 and 64% for the three months ended June 30, 1998. The lower services and maintenance margins were attributable to start-up costs associated with new hires. The cost of services and maintenance revenues as a percentage of services and maintenance revenues may vary among periods because the various services we provide have different cost structures.

Operating Expenses

Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, quality assurance personnel, and program managers and technical writers.

Research and development expenses increased 71% to $1,198,000 for the three months ended June 30, 1999 from $701,000 for the three months ended June 30, 1998. This increase resulted from an increase in the number of software developers and quality assurance personnel, to 50 employees as of June 30, 1999 from 29 employees as of June 30, 1998. This increase was needed to support our product development and testing activities. Research and development expenses represented 20% of our total revenues for the three months ended June 30, 1999 and 24% for the three months ended June 30, 1998. The decrease in research and development expenses as a percentage of total revenues primarily reflects the more rapid growth of our revenues compared to the investment in our research and development activities during this period.

Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions earned by sales personnel, travel, promotional expenses and communication costs related to direct sales efforts.

Sales and marketing expenses increased 296% to $2,326,000 in the three months ended June 30, 1999 from $587,000 for the three months ended June 30, 1998. This increase resulted primarily from our increased investment in sales and marketing infrastructure, both domestically and internationally. The investments included personnel-related expenses of $1,001,000, travel and entertainment expenses of $214,000, and related facility and equipment costs of $203,000. In addition, we increased marketing activities, including trade shows, public relations, direct mail campaigns and other promotional activities by $269,000. Sales and marketing expenses represented 39% of our total revenues for the three months ended June 30, 1999 and 20% for the three months ended June 30, 1998.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administrative, and information services personnel. These expenses also include fees for legal, accounting, and consulting services.

General and administrative expenses increased 44% to $792,000 for the three months ended June 30, 1999 from $549,000 for the three months ended June 30, 1998. This increase resulted from increased hiring, training and payroll related costs associated with the addition of executive, finance and administrative personnel to support the growth of our business. The number of our executive, finance and administrative personnel grew to 22 at June 30, 1999 from 11 at June 30, 1998. General and administrative expenses represented 13% of our total revenues for the three months ended June 30, 1999 and 19% for the three months ended June 30, 1998.

Interest, net. Interest, net is derived from interest income earned on our cash and cash equivalents, offset by interest expense on our capital lease. Net interest income increased 42% to $71,000 for the three months ended June 30, 1999 from $50,000 for the three months ended June 30, 1998. This increase was primarily attributable to income earned on the invested proceeds from the Company's initial public offering on June 16, 1999 and interest on certificates of deposit.

Income tax provision. Income tax provision decreased by $133,000 to $65,000 for the three months ended June 30, 1999 from $198,000 for the three months ended June 30, 1998. This decrease resulted primarily from lower income before income taxes.

Liquidity and Capital Resources
-------------------------------

As of June 30, 1999, we had cash and cash equivalents of $24.9 million, an increase of $23.1 million from cash and cash equivalents held at March 31, 1999. Our working capital at June 30, 1999 was $26.3 million, compared to $4.4 million at March 31, 1999.

Our operating activities resulted in net cash inflows of $1.3 million for the three months ended June 30, 1999 and $198,000 of net cash outflows for the three months ended June 30, 1998. The sources of cash in the three months ended June 30, 1999 were primarily income from operations, increases in deferred revenues, accounts payable and accrued expenses, and decreases in accounts receivable offset by decreases in other assets. The operating cash outflows for the three months ended June 30, 1998 resulted from decreases in deferred revenue and an increase in other assets, partially offset by decreases in accounts receivable.

Investing activities used cash of $467,000 for the three months ended June 30, 1999, and $280,000 for the three months ended June 30, 1998 for the purchase of property and equipment.

Financing activities provided cash of $22.2 million for the three months ended June 30, 1999 due to the proceeds from the sale of common stock from the Company's initial public offering. Financing activities provided cash of $65,000 for the three months ended June 30, 1998, which represents proceeds from the exercise of stock options.

We anticipate that we will continue to experience significant growth in our operating expenses. Operating expenses will consume a material amount of our cash resources, including a portion of the net proceeds of the public offering. We believe that the net proceeds of the public offering, together with our existing cash and cash equivalents, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

The Company is expanding its corporate facilities during the second quarter of fiscal 2000. This expansion is not expected to have a material effect on cash flow or operating results.

Risk Associated with the Year 2000
----------------------------------

Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, beginning on January 1, 2000, computer systems and software used by many companies and organizations in a wide variety of industries (including technology, transportation, utilities, finance and telecommunications) will produce erroneous results or fail unless they have been modified or upgraded to process date information correctly. Significant uncertainty exists in the software industry and other industries concerning the scope and magnitude of problems associated with the century change. We recognize the need to ensure our operations will not be adversely affected by Year 2000 software failures. We have completed our initial assessment of the potential overall impact of the impending century change on our business, financial condition and operating results.

Based on our current assessment, we believe the current versions of our software products are Year 2000 compliant-that is, they are capable of adequately distinguishing 21st century dates from 20th century dates. However, our products are generally integrated into enterprise systems involving sophisticated hardware and complex software products that we cannot adequately evaluate for Year 2000 compliance. We may face claims based on Year 2000 problems in other companies' products, or issues arising from the integration of multiple products within an overall system. Although we have not been a party to any litigation or arbitration proceeding involving our products or services related to Year 2000 compliance issues, we may in the future be required to defend our products or services in such proceedings, or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000 related disputes, regardless of the merits of such disputes, and any liability we have for Year 2000 related damages, including consequential damages, could materially adversely affect our business, financial condition and operating results. In addition, we believe that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or upgrade their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those we offer. To the extent Year 2000 issues cause a significant delay in, or cancellation of, decisions to purchase our products or services, our business, financial condition and operating results would be materially adversely affected.

We have reviewed our internal management information and other critical business systems to identify any Year 2000 problems. We also have communicated with the external vendors that supply us with material software and information systems and with our significant suppliers to determine their Year 2000 readiness. In the course of these investigations, we have not encountered any material Year 2000 problems with these third-party products.

To date, we have not incurred any material costs directly associated with our Year 2000 compliance efforts, except for compensation expense associated with our salaried employees who have devoted some of their time to our Year 2000 assessment and remediation efforts. As discussed above, we do not expect the total cost of Year 2000 problems to be material to our business, financial condition and operating results. However, during the months prior to the century change, we will continue to evaluate new versions of our software products, new software and information systems provided to us by third parties and any new infrastructure systems that we acquire to determine whether they are Year 2000 compliant.

Despite our current assessment, we may not identify and correct all significant Year 2000 problems on a timely basis. Year 2000 compliance efforts may involve significant time and expense and unremediated problems could materially adversely affect our business, financial condition and operating results. We currently have no contingency plans to address the risks associated with unremediated Year 2000 problems.

Factors Affecting Operating Results
-----------------------------------

Our future operating results are uncertain and likely to fluctuate. Our operating results have varied widely in the past, and we expect that they will continue to fluctuate in the future. In addition, our operating results may not follow any past trends. It is particularly difficult to predict the timing or amount of our license revenues because

 .        our sales cycles are lengthy and variable, typically ranging between three to nine months from our initial contact with a potential customer to the signing of a license agreement, although occasionally sales require substantially more time;

 .        the amount of unfulfilled orders for our products at the beginning of a quarter is small because our products are typically shipped shortly after orders are received; and

 .        we recognize a substantial portion of our license revenues in the last month of a quarter, and often in the last weeks or days of a quarter.

Nevertheless, we base our decisions regarding our operating expenses on anticipated revenue trends. Because many of our expenses are relatively fixed, a delay in recognizing revenue from a limited number of license transactions could cause our operating results to vary significantly from quarter to quarter and could result in operating losses. To the extent these expenses are not followed by increased revenues, our operating results will suffer.

Our results fluctuate from quarter to quarter. In the past, the software industry has experienced significant downturns, particularly when general economic conditions decline and spending on management information systems decreases. Our business, financial condition and operating results may fluctuate substantially from quarter to quarter as a consequence of general economic conditions in the software industry. In addition, the fiscal or quarterly budget cycles of our customers can cause our revenues to fluctuate from quarter to quarter. As a result of all of these factors, we believe that period-to-period comparisons of our operating results are not meaningful, and you should not rely on such comparisons to predict our future performance. Fluctuations in our operating results, particularly compared to the expectations of market analysts or investors, could cause volatility in the price of our common stock.

We have a limited operating history. We commenced operations on April 29, 1994 and commercially released the initial version of CoreDossier in November 1995. Accordingly, we have a limited operating history, and we face all of the risks and uncertainties encountered by early-stage companies. Our limited operating history makes it difficult to forecast our future operating results. The new and evolving nature of the electronic compliance market increases these risks and uncertainties. We expect to continue to devote substantial resources to our product development, sales and marketing, and customer support. As a result, we will need to generate significant quarterly revenues to achieve and maintain profitability. Our business strategies may not be successful, and we may not be profitable in any future period.

We may be unable to expand our sales and support infrastructure. To date, we have sold our products primarily through our direct sales force and have supported our customers with our consulting and customer support staff. Our future revenue growth will depend in large part on recruiting and training additional direct sales, consulting and customer support personnel. We have not experienced difficulty in recruiting qualified sales and support personnel. We may not be able to successfully expand our direct sales force or other distribution channels and any such expansion may not result in increased revenues. If we are unable to hire highly trained consulting and customer support personnel, we may be unable to meet customer demands. Our business, financial condition and operating results will be materially adversely affected if we fail to expand our direct sales force or our technical and customer support staff.

We depend on certain key employees. Our future performance will also largely depend on the efforts and abilities of our key technical, customer support, sales and managerial personnel and on our ability to retain them. Our success will depend on our ability to attract and retain such personnel in the future. In addition, the loss of any of our executive officers could materially adversely affect our business, financial condition and operating results. On August 5, 1999, Terrence P. Brennan, the Company's President and Chief Executive Officer, underwent heart valve replacement surgery. He is recuperating and the Company expects him to return to his duties in approximately six weeks, however, at this time, we can give no assurances as to the specific date of his return. The Board of Directors appointed Leonard von Vital, the Company's Chief Financial Officer, as acting Chief Executive Officer, until Mr. Brennan returns.

Our market is subject to rapid technological change. The software market in which we compete is characterized by rapid technological change. Existing products become obsolete and unmarketable when products using new technologies are introduced and new industry standards emerge. For example, we may need to modify our products when third parties change software that we integrate into our products. As a result, the lifecycles of our products are difficult to estimate. To be successful, we must continue to enhance our current product line and develop new products that successfully respond to such developments.

Our business, financial condition and operating results would be materially adversely affected if we delay release of our products and product enhancements or if these products and product enhancements fail to achieve market acceptance when released.

We face risks from expansion of our international operations. We intend to expand our international operations and may enter new international markets. This expansion will require significant management attention and financial resources. We may not be able to maintain or increase international market demand for CoreDossier. We do not currently engage in currency hedging activities, but we may do so in the future. Increases in the value of the U.S. dollar relative to foreign currencies could materially adversely affect our operating results.

Our sales cycle is long. Consequently, the period between initial contact and the purchase of our products is often long and subject to delays associated with the lengthy budgeting, approval and competitive evaluation processes that typically accompany significant capital expenditures. Our sales cycles are lengthy and variable, typically ranging between three to nine months from our initial contact with a potential customer to the signing of a license agreement, although occasionally sales require substantially more time. Sales delays could cause our operating results to vary widely.

We depend on service revenues. Support and service revenues represented 25% of our total revenues for fiscal 1999 and 35% of our total revenues for the first quarter of fiscal 2000. We anticipate that service revenues will continue to represent a significant percentage of total revenues. Because service revenues have lower gross margins than license revenues, a continued increase in the percentage of total revenues represented by service revenues or an unexpected decrease in license revenues could have a detrimental impact on overall gross margins and our operating results.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------

We are exposed to financial market risks, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not have any derivative instruments.

The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analysis performed on our balances as of June 30, 1999.


PART II - OTHER INFORMATION
---------------------------
Item 1      Legal Proceedings
-----------------------------

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not involved in any legal proceedings, which would, in management's opinion, have a material adverse effect on the Company's business or results of operations.

Item 2.     Changes in Securities and Use of Proceeds
-----------------------------------------------------
(c)  Sales of Unregistered Securities During the Quarter

During the quarter ended June 30, 1999, ESPS issued and sold 18,833 unregistered shares of its common stock to employees and a consultant pursuant to the exercise of stock options under its 1995 Stock Incentive Plan.

(d)  Use of Proceeds

On June 16, 1999, ESPS's registration statement on Form S-1, (333-75397), was deemed effective. All shares offered have been sold. The managing underwriters were Hambrecht & Quist, BancBoston Robertson Stephens, U.S. Bankcorp Piper Jaffray and Charles Schwab & Co., Inc. The offering consisted of 3,500,000 shares of common stock, $0.001 par value (plus an additional 525,000 shares of common stock from selling stockholders to cover the underwriters' over-allotment option). The aggregate price of the shares offered and sold was approximately $26.2 million to ESPS and $3.9 million to selling shareholders. Proceeds to ESPS, after accounting for $1.8 million in underwriting discounts and commissions and $2.2 million in expenses, were $22.2 million

We are using the net proceeds raised in the initial public offering for working capital and general corporate purposes, including increased domestic and international sales and marketing expenditures, product development expenditures, expenditures related to the expansion of our professional services organization and capital expenditures made in the ordinary course of business. We may also use a portion of the net proceeds to acquire additional businesses, products and technologies or to establish joint ventures that we believe will complement our business. However, we have no specific plans, agreements or commitments, oral or written, to do so. We are not engaged in any negotiations for any acquisition or joint venture. The amounts that we actually expend for working capital purposes will vary depending on a number of factors, including future revenue growth, if any, the amount of cash we generate from operations and the progress of our product development efforts. As a result, we will retain broad discretion in the allocation of the net proceeds of this offering. Pending the uses described above, we will invest the net proceeds in short-term, interest-bearing, investment-grade securities.

None of the net offering proceeds were directly or indirectly, paid by ESPS to directors or officers of ESPS or their associates, persons owning 10% or more of any class of our securities, or affiliates of ESPS.

Item 3.   Defaults Upon Senior Securities
-------------------------------------------------
There have been no defaults by the Company on any Senior Securities during the quarter ended June 30, 1999.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

No matters were submitted to a vote of the Company's stockholders during the first quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

Item 5.   Other Information
---------------------------

On August 5, 1999, Terrence P. Brennan, the Company's President and Chief Executive Officer, underwent heart valve replacement surgery. He is recuperating and the Company expects him to return to his duties in approximately six weeks, however, at this time, we can give no assurances as to the specific date of his return. The Board of Directors appointed Leonard von Vital, the Company's Chief Financial Officer, as acting Chief Executive Officer, until Mr. Brennan returns.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------
(A)     Exhibits

        (27)    Financial Data Schedule

(B)     Reports on Form 8-K

No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of August 1999.

                                 ESPS, INC.


                                 By: /s/ Leonard W. von Vital
                                     ------------------------
                                     Leonard W. von Vital
                                     Chief Financial Officer
                                     (As Acting Chief Executive Officer and as
                                     Principal Financial and Chief Accounting
                                     Officer)