Form 10-Q
period 1999-09-30
ESPS INC
filed 1999-11-12
CIK 1082456

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  ------------------------------------------

                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended          September 30, 1999
                               -------------------------------------

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities
    Exchange Act of 1934.

For the transition period from            to
                                -------       -------

                        Commission File Number: 0-26245
                                                -------

                                  ESPS, Inc.
            (Exact name of registrant as specified in its charter)

                   DELAWARE                                  23-2762324
        -------------------------------                 -------------------
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                  Identification No.)

1300 VIRGINIA DRIVE, SUITE 125, FT. WASHINGTON, PA             19034
---------------------------------------------------         ------------
    (Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code: (215) 619-6000
                                                          ---------------

                                      N/A
--------------------------------------------------------------------------------
                   (Former name, former address and former
                  fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        ---       ---


As of November 10, 1999, 15,612,864 shares of the registrant's Common Stock, par value $0.001 per share, were outstanding.

                                  ESPS, INC.

                                   FORM 10-Q
                               QUARTERLY REPORT
                                     INDEX

                                                                       Page No.
                                                                       --------

Facing Sheet                                                               1

Index                                                                      2

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.    FINANCIAL STATEMENTS

           Balance Sheets (Unaudited)                                      3

           Statements of Operations (Unaudited)                            4

           Statements of Cash Flows (Unaudited)                            5

           Notes to Unaudited Financial Statements                         6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                             7

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK      15

PART II - OTHER INFORMATION
---------------------------

ITEM 1.    LEGAL PROCEEDINGS                                              15

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                      15

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                15

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            15

ITEM 5.    OTHER INFORMATION                                              15

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                               15

           SIGNATURES                                                     16

EXHIBIT 27 FINANCIAL DATA SCHEDULE                                        17

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  FINANCIAL STATEMENTS
-----------------------------

                                  ESPS, INC.
                                  -----------
                                BALANCE SHEETS
                                --------------
                                (In thousands)




                                                                          September 30, 1999         March 31, 1999
                                                                        -----------------------  -----------------------
                                                                                                       (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                           $21,695                  $ 1,812
   Accounts receivable, net of allowance of $127                                         6,018                    6,210
   Accounts receivable, related party                                                      175                      158
   Other current assets                                                                    850                      340
   Prepaid income taxes                                                                    861                      160
   Deferred income taxes                                                                   322                      322
   Deferred offering costs                                                                   -                      696
                                                                                       -------                  -------
     Total current assets                                                               29,921                    9,698
Property and equipment,  net                                                             3,764                    2,330
Other assets                                                                                28                       28
                                                                                       -------                  -------
Total assets                                                                           $33,713                  $12,056
                                                                                       =======                  =======

Liabilities and stockholders' equity
Current liabilities:
   Current portion of long-term debt                                                   $   111                  $     -
   Accounts payable and accrued expenses                                                 1,766                    3,427
   Deferred revenues                                                                     2,325                    1,905
                                                                                       -------                  -------
     Total current liabilities                                                           4,202                    5,332

Long-term debt                                                                             495                        -

Stockholders'equity:
   Preferred stock, $0.001 par value: Authorized shares
     6,000, issued and outstanding shares, 0 shares at September 30,
     1999 and 6,000 shares of Series A preferred stock at March 31,
     1999                                                                                    -                        6
   Common stock, $0.001 par value: Authorized shares 50,000,
     issued and outstanding shares, 15,539 shares at September 30,
     1999 and 3,154 shares at March 31, 1999                                                15                        3
   Additional paid-in capital                                                           28,879                    6,570
   Retained earnings                                                                       256                      349
   Deferred stock compensation                                                            (134)                    (204)
                                                                                       -------                  -------
Stockholders' equity                                                                    29,016                    6,724
                                                                                       -------                  -------
Total liabilities and stockholders' equity                                             $33,713                  $12,056
                                                                                       =======                  =======

           See accompanying notes to unaudited financial statements.

                                  ESPS, INC.
                                  ----------
                           STATEMENTS OF OPERATIONS
                           ------------------------
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                       Three months ended            Six months ended
                                                                   ---------------------------  ---------------------------
                                                                          September 30,                September 30,
                                                                   ---------------------------  ---------------------------
                                                                       1999           1998          1999           1998
                                                                   -------------  ------------  -------------  ------------
Revenues:
   Software licenses                                                    $ 3,347        $ 3,086       $ 7,076        $ 5,126
   Software licenses - related party                                         17            598           117            598
   Services and maintenance                                               2,261            865         4,346          1,780
                                                                        -------        -------       -------        -------
         Total  revenues                                                  5,625          4,549        11,539          7,504

Cost of revenues:
  Software licenses                                                         144             92           241            162
  Services and maintenance                                                1,437            553         2,838          1,140
                                                                        -------        -------       -------        -------
         Total  cost of revenues                                          1,581            645         3,079          1,302
                                                                        -------        -------       -------        -------

Gross profit                                                              4,044          3,904         8,460          6,202
Operating expenses:
   Research and development                                               1,246            894         2,444          1,595
   Sales and marketing                                                    2,546            963         4,872          1,550
   General and administrative                                               838            686         1,630          1,235
                                                                        -------        -------       -------        -------
          Total operating expenses                                        4,630          2,543         8,946          4,380
                                                                        -------        -------       -------        -------

Income (loss) from operations                                              (586)         1,361          (486)         1,822
Interest, net                                                               265             37           336             87
                                                                        -------        -------       -------        -------
Income (loss) before income taxes                                          (321)         1,398          (150)         1,909
Income tax provision (benefit)                                             (122)           543           (57)           741
                                                                        -------        -------       -------        -------
Net income (loss)                                                       $  (199)       $   855       $   (93)       $ 1,168
                                                                        =======        =======       =======        =======

Earnings (loss) per share:
          Basic                                                          $(0.01)       $  0.37       $ (0.01)       $  0.52
                                                                        =======        =======       =======        =======
          Diluted                                                        $(0.01)       $  0.06       $ (0.01)       $  0.08
                                                                        =======        =======       =======        =======
Shares used in computation of earnings (loss)per share:
          Basic                                                          15,500          2,340        10,368          2,262
                                                                        =======        =======       =======        =======
          Diluted                                                        15,500         14,556        10,368         14,278
                                                                        =======        =======       =======        =======

Pro forma earnings (loss) per share:
          Basic                                                                        $  0.08       $ (0.01)       $  0.11
                                                                                       =======       =======        =======
          Diluted                                                                      $  0.06       $ (0.01)       $  0.08
                                                                                       =======       =======        =======

Shares used in computation of pro forma earnings (loss) per share:
          Basic                                                                         11,040        13,981         10,962
                                                                                       =======       =======        =======
          Diluted                                                                       14,556        13,981         14,278
                                                                                       =======       =======        =======

           See accompanying notes to unaudited financial statements.

                                  ESPS, INC.
                                  -----------
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               Six months ended
                                                                                   ----------------------------------------
                                                                                                September 30,
                                                                                   ----------------------------------------
                                                                                          1999                 1998
                                                                                   -------------------  -------------------
Operating activities:
   Net income (loss)                                                                          $   (93)             $ 1,168
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
           Depreciation and amortization                                                          414                  164
           Amortization of deferred stock compensation                                             70                  110
           Provision for losses on accounts receivable                                              -                   66
         Changes in operating assets and liabilities:
                    Accounts receivable                                                           175               (2,142)
                    Other assets                                                                 (510)                (243)
                    Prepaid taxes                                                                (701)                   -
                    Accounts payable and accrued expenses                                        (965)                 798
                    Deferred revenues                                                             420               (1,507)
                                                                                              -------              -------
   Net cash used in operating activities                                                       (1,190)              (1,586)
                                                                                              -------              -------

Investing activities:
Purchases of property and equipment                                                            (1,206)                (700)

Financing activities:
Proceeds from the sale of common stock                                                         22,241                    -
Repayments of long-term debt                                                                      (36)                   -
Proceeds from exercise of stock options                                                            74                   73
                                                                                              -------              -------
   Net cash provided by financing activities                                                   22,279                   73

Net increase (decrease) in cash and cash equivalents                                           19,883               (2,213)
Cash and cash equivalents balance, beginning of period                                          1,812                4,558
                                                                                              -------              -------
Cash and cash equivalents balance, end of period                                              $21,695              $ 2,345
                                                                                              =======              =======

Supplemental cash flow disclosure:
   Interest paid                                                                              $    16              $     -
   Income taxes paid                                                                          $ 1,132              $   155
   Fixed assets financed through capital lease obligations                                    $   642              $     -


           See accompanying notes to unaudited financial statements.

------------------------------------------

                                  ESPS, INC.
                                  ----------
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


1.     Description of Business and Basis of Presentation
--------------------------------------------------------

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

Initial Public Offering

On June 16, 1999, we completed an initial public offering of 3.5 million shares of common stock at $7.50 per share. The sale of the shares resulted in net proceeds to ESPS, Inc. of approximately $22.2 million. Concurrent with the offering, all 6,000,000 shares of our preferred series A stock automatically converted into 8,700,000 shares of common stock.

Interim Financial Information

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited financial statements for the fiscal year ended March 31, 1999, included in our prospectus, dated June 16, 1999, filed with the Securities and Exchange Commission in connection with our initial public offering, and the Form 10-Q for the quarter ended June 30, 1999.

Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2.  Accounting Policies
    -------------------

Prepaid income taxes as of March 31, 1999 are now disclosed separately. They were previously classified with accrued expenses.

3.  Net Income (loss) Per Common Share
    ----------------------------------

Basic and diluted net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding. Pro forma earnings (loss) per share for all periods presented is computed using the weighted average number of shares outstanding and the weighted average convertible preferred stock outstanding as if such shares were converted to common stock at the time of issuance.

Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options using the treasury stock method. Common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Pursuant to SEC Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued for nominal consideration, prior to the anticipated effective date of an IPO, are required to be included in the calculation of basic and diluted net loss per share as if they were outstanding for all periods presented. To date, the Company has not had any issuances or grants for nominal consideration.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                         Three months ended   Six months ended
                                                                         -------------------  -----------------
                                                                            September 30,       September 30,
                                                                         -------------------  -----------------
                                                                            1999      1998      1999     1998
                                                                         ----------  -------  --------  -------
Net income (loss)                                                          $  (199)  $   855  $   (93)  $ 1,168
                                                                           =======   =======  =======   =======
Weighted average number of common shares outstanding                        15,500     2,340   10,368     2,262
Effect of dilutive securities:
   Stock options                                                                 -     3,516        -     3,316
   Series A preferred stock                                                      -     8,700        -     8,700
                                                                           -------   -------  -------   -------
Adjusted weighted average shares outstanding and assumed conversions        15,500    14,556   10,368    14,278
                                                                           =======   =======  =======   =======
Pro forma adjustment to weighted average number of common shares
   outstanding for the conversion of series A preferred stock                          8,700    3,613     8,700
                                                                                     -------  -------   -------
Pro forma weighted average shares:
   Basic                                                                              11,040   13,981    10,962
                                                                                     =======  =======   =======
   Diluted                                                                            14,556   13,981    14,278
                                                                                     =======  =======   =======
Earnings (loss) per share:
   Basic                                                                   $ (0.01)  $  0.37  $ (0.01)  $  0.52
                                                                           =======   =======  =======   =======
   Diluted                                                                 $ (0.01)  $  0.06  $ (0.01)  $  0.08
                                                                           =======   =======  =======   =======
Pro forma earnings (loss) per share:
   Basic                                                                             $  0.08  $ (0.01)  $  0.11
                                                                                     =======  =======   =======
   Diluted                                                                           $  0.06  $ (0.01)  $  0.08
                                                                                     =======  =======   =======

4.  Long-Term Debt
    --------------

In June, 1999, the Company entered into a $642,000 capital lease agreement, consisting of software and hardware to support the Company's infrastructure. The term of the lease is 60 months with monthly payments of approximately $13,000.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
 OF OPERATIONS
 --------------

Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, those listed under the caption "Factors Affecting Operating Results" described herein and the Risk Factors set forth in our filings with the Securities and Exchange Commission, including our Form S-1 for March 31, 1999 and Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.



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

Results of Operations
---------------------

The following table presents statement of operations data as a percentage of total revenues:

                                                                     Percentage of  Revenues
                                                           --------------------------------------------
                                                             Three months                   Six months
                                                         Ended September 30,           Ended September 30,
                                                     ----------------------------  ----------------------------
                                                         1999           1998           1999           1998
                                                     ------------  --------------  -------------  -------------
Statement of Operations Data:
  Revenues:
     Software licenses                                      59.8%           81.0%          62.3%          76.3%
     Services and maintenance                               40.2            19.0           37.7           23.7
                                                           -----           -----          -----          -----
        Total revenues                                     100.0           100.0          100.0          100.0
  Cost of revenues:
     Software licenses                                       2.6             2.0            2.1            2.2
     Services and maintenance                               25.5            12.2           24.6           15.2
                                                           -----           -----          -----          -----
        Total cost of revenues                              28.1            14.2           26.7           17.4
                                                           -----           -----          -----          -----
  Gross profit                                              71.9            85.8           73.3           82.6
  Operating expenses:
     Research and development                               22.1            19.7           21.2           21.3
     Sales and marketing                                    45.3            21.1           42.2           20.6
     General and administrative                             14.9            15.1           14.1           16.4
                                                           -----           -----          -----          -----
        Total operating expenses                            82.3            55.9           77.5           58.3
                                                           -----           -----          -----          -----
  Income (loss) from operations                            (10.4)           29.9           (4.2)          24.3
  Interest, net                                              4.7             0.8            2.9            1.1
                                                           -----           -----          -----          -----
  Income (loss) before income taxes                         (5.7)           30.7           (1.3)          25.4
  Income tax (benefit)                                      (2.2)           11.9           (0.5)           9.9
                                                           -----           -----          -----          -----
  Net income (loss)                                        (3.5)%           18.8%         (0.8)%          15.5%
                                                           =====           =====          =====          =====

Comparison of Three Months Ended September 30, 1999 and 1998
------------------------------------------------------------

For the three months ended September 30, 1999, revenues were $5.6 million, representing an increase of 24% over the $4.6 million for the comparable period in 1998. Net loss for the three months ended September 30, 1999 was $199,000, or $0.01 per diluted share, compared to net income of $855,000, or $0.06 per diluted share for the same period in 1998. Weighted average shares used in computing diluted earnings per share in the second fiscal quarter were 15.5 million versus 14.6 million in the same period in the prior year.

Revenues

License revenues.   License revenues (excluding related party revenues)
increased 8% to $3.3 million for the three months ended September 30, 1999, from $3.1 million for the three months ended September 30, 1998. Related party license revenues from Adobe Systems, Incorporated were $17,000 in the current quarter compared to $598,000 reported for the same period last year.

Services and maintenance revenues. Services and maintenance revenues increased 161% to $2.3 million for the three months ended September 30, 1999 from $865,000, for the three months ended September 30, 1998. This increase resulted primarily from an increase in demand for implementation and maintenance services by a larger customer base.

Total revenues outside of the United States increased 17% to $1,160,000 for the three months ended September 30, 1999, from $996,000 for the three months ended September 30, 1998. This increase resulted primarily from an increase in license sales and from the sale of our products and services to existing customers for their operations outside the United States. International license revenues represented 24% of total license revenues, or $813,000, in the three months ended September 30, 1999, compared to 23%, or $860,000, for the three months ended September 30, 1998.

For the three months ended September 30, 1999, no customers accounted for more than 10% of revenues and for the three months ended September 30, 1998, four customers accounted for 53% of revenues.

Cost of Revenues

Cost of software licenses revenues.   Cost of software licenses revenues
consists primarily of royalties we pay to third parties for the use of their technology incorporated into our CoreDossier products. Cost of software licenses revenues increased 57% to $144,000 for the three months ended September 30, 1999 from $92,000 for the three months ended September 30, 1998. This increase resulted primarily from costs incurred to meet the increase in demand for our CoreDossier products. Cost of software licenses revenues as a percentage of software licenses revenues were 4% for the three months ended September 30, 1999 and 3% for the three months ended September 30, 1998.

Cost of services and maintenance revenues.   Cost of services and maintenance
revenues consists primarily of personnel costs related to professional services and customer support. Cost of services and maintenance revenues increased 160% to $1,437,000 for the three months ended September 30, 1999 from $553,000 for the three months ended September 30, 1998. This increase resulted primarily from the hiring and training of additional professional services and customer support personnel to support our increased customer base. Cost of services and maintenance revenues as a percentage of services and maintenance revenues were 64% for both periods. The cost of services and maintenance revenues as a percentage of services and maintenance revenues may vary among periods because the various services we provide have different cost structures.

Operating Expenses

Research and development.   Research and development expenses consist primarily
of salaries and benefits for software developers, quality assurance personnel, and program managers and technical writers. Research and development expenses increased 39% to $1,246,000 for the three months ended September 30, 1999 from $894,000 for the three months ended September 30, 1998. This increase resulted primarily from an increase in the number of software developers and quality assurance personnel, to 53 employees as of September 30, 1999 from 42 employees as of September 30, 1998 to support our product development and testing activities. Research and development expenses represented 22% of our total revenues for the three months ended September 30, 1999 and 20% for the three months ended September 30, 1998. The increase in research and development expenses as a percentage of total revenues primarily reflects the increased investment in our research and development activities during this period.

Sales and marketing.   Sales and marketing expenses consist primarily of
salaries, commissions earned by sales personnel, travel, promotional expenses and communication costs related to direct sales efforts. Sales and marketing expenses increased 164% to $2,546,000 in the three months ended September 30, 1999 from $963,000 for the three months ended September 30, 1998. This increase resulted primarily from our increased investment in sales and marketing infrastructure, both domestically and internationally. The increased investments included personnel-related expenses of $914,000, travel and entertainment expenses of $244,000, and related facility and equipment costs of $216,000. In addition, we increased marketing activities, including trade shows, public relations, direct mail campaigns and other promotional activities by $209,000. Sales and marketing expenses represented 45% of our total revenues for the three months ended September 30, 1999 and 21% for the three months ended September 30, 1998. The increase in sales and marketing expenses as a percentage of total revenues primarily reflects the increased investment in our sales and marketing activities during this period.


General and administrative.   General and administrative expenses consist
primarily of salaries, benefits and related costs for executive, finance, administrative, and information services personnel. These expenses also include
fees for legal, accounting, and consulting services.   General and
administrative expenses increased 22% to $838,000 for the three months ended September 30, 1999 from $686,000 for the three months ended September 30, 1998. This increase resulted primarily from increased hiring, training and payroll related costs associated with the addition of executive, finance and administrative personnel to support the growth of our business. The number of our executive, finance and administrative personnel grew to 22 at September 30, 1999 from 11 at September 30, 1998. General and administrative expenses represented 15% of our total revenues for both periods.

Interest, net.   Interest, net is derived from interest income earned on our cash and cash equivalents, offset by interest expense on our capital lease. Net interest income increased 616% to $265,000 for the three months ended September
30, 1999 from $37,000 for the three months ended September 30, 1998.   This
increase was primarily attributable to income earned on the invested proceeds from the Company's initial public offering on June 16, 1999.

Income tax provision (benefit). Income tax provision decreased by $665,000 to a benefit of $122,000 for the three months ended September 30, 1999 from income
tax expense of  $543,000 for the three months ended September 30, 1998.   This
decrease resulted from the loss before income taxes for the three months ended September 30, 1999 versus income before income taxes for the three months ended September 30, 1998.

Comparison of Six Months Ended September 30, 1999 and 1998
----------------------------------------------------------

For the six months ended September 30, 1999, revenues were $11.5 million, an increase of 54% over the $7.5 million for the comparable period in 1998. Net loss for the six months ended September 30, 1999 was $93,000, or $.01 per diluted share, compared to net income of $1.2 million, or $.08 per diluted share for the same period in 1998. Weighted average shares used in computing diluted earnings per share in the six months ended September 30, 1999 were 10.4 million versus 14.3 million in the same period in the prior year.

Revenues

License revenues.   License revenues (excluding related party revenues)
increased 38% to $7.1 million for the six months ended September 30, 1999, from $5.1 million for the six months ended September 30, 1998. Related party license revenues were $117,000 in the six months ending September 30, 1999 compared to $598,000 reported for the same period last year.

Services and maintenance revenues.   Services and maintenance revenues increased
144% to $4.3 million for the six months ended September 30, 1999 from $1.8 million, for the six months ended September 30, 1998. The increase reflects the greater implementation capabilities and increased maintenance on a larger customer base.

Total revenues outside of the United States increased 44% to $2.3 million for the six months ended September 30, 1999, from $1.6 million for the six months ended September 30, 1998. This increase resulted from an increase in license sales and from the sale of our products and services to existing customers with operations outside the United States. International license revenues represented 22% of total license revenues for the six months ended September 30, 1999, compared to 23% for the six months ended September 30, 1998.

For the six months ended September 30, 1999, one customer accounted for 12% of revenues and for the six months ended September 30, 1998, no customers accounted for more than 10% of revenues.

Cost of Revenues

Cost of software licenses revenues.   Cost of software licenses revenues
consists primarily of royalties we pay to third parties for the use of their technology incorporated into our CoreDossier products. Cost of software licenses revenues increased 49% to $241,000 for the six months ended September 30, 1999 from $162,000 for the six months ended September 30, 1998. This increase resulted primarily from an increase in the sale of our CoreDossier products. Cost of software licenses revenues as a percentage of software licenses revenues were 3% for both periods.

Cost of services and maintenance revenues.   Cost of services and maintenance
revenues consists primarily of personnel costs related to professional services and customer support. Cost of services and maintenance revenues increased 149% to $2.8 million for the six months ended September 30, 1999 from $1.1 million for the six months ended September 30, 1998. This increase resulted primarily from the hiring and training of professional services and customer support personnel to support our increased customer base. Cost of services and maintenance revenues as a percentage of services and maintenance revenues were 65% for the six months ended September 30, 1999 and 64% for the six months ended September 30, 1998. The cost of services and maintenance revenues as a percentage of services and maintenance revenues may vary among periods because the various services we provide have different cost structures.

Operating Expenses

Research and development.   Research and development expenses consist primarily
of salaries and benefits for software developers, quality assurance personnel, and program managers and technical writers. Research and development expenses increased 53% to $2.4 million for the six months ended September 30, 1999 from $1.6 million the six months ended September 30, 1998. This increase resulted from an increase in the number of software developers and quality assurance personnel, to 53 employees as of September 30, 1999 from 42 employees as of September 30, 1998. This increase was needed to support our product development and testing activities. Research and development expenses represented 21% of our total revenues for both periods.

Sales and marketing.   Sales and marketing expenses consist primarily of
salaries, commissions earned by sales personnel, travel, promotional expenses and communication costs related to direct sales efforts. Sales and marketing expenses increased 214% to $4.9 million in the six months ended September 30, 1999 from $1.6 million for the six months ended September 30, 1998. This increase resulted primarily from our increased investment in sales and marketing infrastructure, both domestically and internationally. The increased investments included personnel-related expenses of $1.9 million, travel and entertainment expenses of $458,000, and related facility and equipment costs of $419,000. In addition, we increased marketing activities, including trade shows, public relations, direct mail campaigns and other promotional activities by $478,000. Sales and marketing expenses represented 42% of our total revenues for the six months ended September 30, 1999 and 21% for the six months ended September 30, 1998. The increase in sales and marketing expenses as a percentage of total revenues primarily reflects the increased investment in our sales and marketing activities during this period.

General and administrative.   General and administrative expenses consist
primarily of salaries, benefits and related costs for executive, finance, administrative, and information services personnel. These expenses also include fees for legal, accounting, and consulting services. General and administrative expenses increased 32% to $1.6 million for the six months ended September 30, 1999 from $1.2 million for the six months ended September 30, 1998. This increase resulted from increased hiring, training and payroll related costs associated with the addition of executive, finance and administrative personnel to support the growth of our business. The number of our executive, finance and administrative personnel grew to 22 at September 30, 1999 from 11 at September 30, 1998. General and administrative expenses represented 14% of our total revenues for the six months ended September 30, 1999 and 16% of total revenues for the six months ended September 30, 1998.

Interest, net.   Interest, net is derived from interest income earned on our cash and cash equivalents, offset by interest expense on our capital lease. Net interest income increased 286% to $336,000 for the six months ended September
30, 1999 from $87,000 for the six months ended September 30, 1998.   This
increase was primarily attributable to income earned on the invested proceeds from the Company's initial public offering on June 16, 1999 and interest on certificates of deposit.

Income tax provision (benefit).   Income tax provision decreased by $798,000 to
a benefit of $57,000 for the six months ended September 30, 1999 from income tax
expense of  $741,000 for the six months ended September 30, 1998.   This
decrease resulted from the loss before income taxes for the six months ended September 30, 1999 versus income before income taxes for the six months ended September 30, 1998.

Liquidity and Capital Resources
-------------------------------

As of September 30, 1999, we had cash and cash equivalents of $21.7 million, an increase of $19.9 million from cash and cash equivalents held at March 31, 1999. Our working capital at September 30, 1999 was $25.7 million, compared to $4.4 million at March 31, 1999.

Our operating activities resulted in net cash outflows of $1.2 million for the six months ended September 30, 1999 and $1.6 million for the six months ended September 30, 1998. The operating cash outflows for the six months ended September 30, 1999 were primarily from payments of taxes, decreases in accounts payable and accrued expenses, and increases in other assets and the operating loss for the period, offset by an increase in deferred revenues and a decrease in accounts receivable. The operating cash outflows for the six months ended September 30, 1998 resulted from decreases in deferred revenue and an increase in accounts receivable and other assets, partially offset by an increase in accounts payable and accrued expense and the net income for the six months ended September 30, 1998.

Investing activities used cash of $1.2 million for the six months ended September 30, 1999, and $700,000 for the six months ended September 30, 1998 for the purchase of property and equipment.

Financing activities provided cash of $22.3 million for the six months ended September 30, 1999 due primarily to the proceeds from the sale of common stock from the Company's initial public offering. Financing activities provided cash of $73,000 for the six months ended September 30, 1998, which represents proceeds from the exercise of stock options.

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

Factors Affecting Operating Results
-----------------------------------

Our future operating results are uncertain and likely to fluctuate. Our operating results have varied widely in the past, and we expect that they will continue to fluctuate in the future. In addition, our operating results may not follow any past trends. It is particularly difficult to predict the timing or amount of our license revenues because

 . our sales cycles are lengthy and variable, typically ranging between six to nine months from our initial contact with a potential customer to the signing of a license agreement, although occasionally sales require substantially more time;

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

We have historically sold most of our products and services to businesses in the pharmaceutical and biotechnology industry. We have recently begun selling our products and services to businesses in the chemical industry and the utilities industry. Our business strategy includes targeting industries in which we do not currently sell products and services, such as the financial services, insurance, and discrete manufacturing industries. We may not experience the same level of sales in these industries as in the pharmaceutical and biotechnology industry.

  Our success in these industries will depend upon many factors, including:

  .  Our ability to obtain expertise in these industries;

  .  Our ability to develop industry-specific modules for these industries; and

  .  Market acceptance of our products and services in these industries.

If we are unable to adequately address these factors we may not successfully market and sell our products and services in these targeted industries. Consequently, we may not generate revenues. In addition, as we develop new industry-specific products, we may begin competing with companies we have not competed against in the past. These companies may have greater experience and expertise in these industries. If we are unable to compete successfully against these new competitors our business and results of operations would be harmed.

We depend on certain key employees. Our future performance will also largely depend on the efforts and abilities of our key technical, customer support, sales and managerial personnel and on our ability to retain them. Our success will depend on our ability to attract and retain such personnel in the future. In addition, the loss of any of our executive officers could materially adversely affect our business, financial condition and operating results. After a complete recovery from heart valve replacement surgery, Terrence P. Brennan, the Company's President and Chief Executive Officer returned to his full time duties in mid September 1999.

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

Our sales cycle is long. Consequently, the period between initial contact and the purchase of our products is often long and subject to delays associated with the lengthy budgeting, approval and competitive evaluation processes that typically accompany significant capital expenditures. Our sales cycles are lengthy and variable, typically ranging between six to nine months from our initial contact with a potential customer to the signing of a license agreement, although occasionally sales require substantially more time. Sales delays could cause our operating results to vary widely.

We depend on service revenues. Support and service revenues represented 25% of our total revenues for fiscal 1999 and 38% of our total revenues for the first half of fiscal 2000. We anticipate that service revenues will continue to represent a significant percentage of total revenues. Because service revenues have lower gross margins than license revenues, a continued increase in the percentage of total revenues represented by service revenues or an unexpected decrease in license revenues could have a detrimental impact on overall gross margins and our operating results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

We are exposed to financial market risks, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not have any derivative instruments.

The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analysis performed on our balances as of September 30, 1999.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.         LEGAL PROCEEDINGS
---------------------------------

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not involved in any legal proceedings, which would, in management's opinion, have a material adverse effect on the Company's business or results of operations.

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS
---------------------------------------------------------

There have been no changes in securities during the quarter ended September 30, 1999.

We are using the net proceeds raised in the initial public offering for working capital and general corporate purposes, including increased domestic and international sales and marketing expenditures, product development expenditures, expenditures related to the expansion of our professional services organization and capital expenditures made in the ordinary course of business.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------------

There have been no defaults by the Company on any Senior Securities during the quarter ended September 30, 1999.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------------

No matters were submitted to a vote of the Company's stockholders during the second quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

ITEM 5.         OTHER INFORMATION
---------------------------------

After a complete recovery from heart valve replacement surgery, Terrence P. Brennan, the Company's President and Chief Executive Officer returned to his full time duties in mid September 1999.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------------

(A)  Exhibits

     (27)  Financial Data Schedule

(B)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter covered by this Form10-Q.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of November 1999.

                                ESPS, INC.



                                By:  /s/Terrence P. Brennan
                                     ----------------------
                                     Terrence P. Brennan
                                     President and Chief Executive Officer


                                By:  /s/Leonard W. von Vital
                                     -----------------------
                                     Leonard W. von Vital
                                     Chief Financial Officer