Form 10-Q
period 1999-12-31
ESPS INC
filed 2000-02-14
CIK 1082456

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                  ___________________________________________

                                   FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          December 31, 1999
                               ------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from    ________  to __________

                        Commission File Number: 0-26245
                                                -------

                                  ESPS, INC.
            (Exact name of registrant as specified in its charter)

               DELAWARE                                 23-2762324
---------------------------------------            --------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                  Identification No.)

1300 VIRGINIA DRIVE, SUITE 125, FT. WASHINGTON, PA               19034
---------------------------------------------------          ------------
     (Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code: (215) 619-6000
                                                           ---------------

                                      N/A
                             --------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


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


As of February 10, 2000, 15,907,053 shares of the registrant's Common Stock, par value $0.001 per share, were outstanding.

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

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                  ESPS, INC.
                                   -----------
                                 BALANCE SHEETS
                                 --------------
                                 (IN THOUSANDS)

                                                                           December 31, 1999         March 31, 1999
                                                                        -----------------------  -----------------------
                                                                              (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                           $20,467                  $ 1,812
   Accounts receivable, net of allowance of $107 and $127                                6,666                    6,210
   Accounts receivable, related party                                                      315                      158
   Other current assets                                                                    749                      340
   Prepaid income taxes                                                                  1,031                      160
   Deferred income taxes                                                                   322                      322
   Deferred offering costs                                                                   -                      696
                                                                                       -------                  -------
   Total current assets                                                                 29,550                    9,698
Property and equipment,  net                                                             3,905                    2,330
Other assets                                                                                28                       28
                                                                                       -------                  -------
Total assets                                                                           $33,483                  $12,056
                                                                                       =======                  =======

Liabilities and stockholders' equity
Current liabilities:
   Current portion of long-term debt                                                   $   114                  $     -
   Accounts payable and accrued expenses                                                 2,110                    3,427
   Deferred revenues                                                                     2,019                    1,905
                                                                                       -------                  -------
   Total current liabilities                                                             4,243                    5,332

Long-term debt                                                                             465                        -

Stockholders'equity:
   Preferred stock, $0.001 par value: Authorized shares
      6,000, issued and outstanding shares, 0 shares at December 31,
      1999 and 6,000 shares of series A preferred stock at March 31,
      1999                                                                                   -                        6
   Common stock, $0.001 par value: Authorized shares 50,000,
      issued and outstanding shares, 15,679 shares at December 31,
      1999 and 3,154 shares at March 31, 1999                                               16                        3
   Additional paid-in capital                                                           28,917                    6,570
   Retained earnings (deficit)                                                             (52)                     349
   Deferred stock compensation                                                            (106)                    (204)
                                                                                       -------                  -------
Stockholders' equity                                                                    28,775                    6,724
                                                                                       -------                  -------
Total liabilities and stockholders' equity                                             $33,483                  $12,056
                                                                                       =======                  =======

           See accompanying notes to unaudited financial statements.

                                   ESPS, INC.
                                   ----------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                       Three months ended            Nine months ended
                                                                   ---------------------------  ---------------------------
                                                                          December 31,                   December 31,
                                                                   ---------------------------  ---------------------------
                                                                       1999           1998          1999           1998
                                                                   -------------  ------------  -------------  ------------
Revenues:
   Software licenses                                                    $ 3,068        $ 3,197       $10,144        $ 8,323
   Software licenses - related party                                        157            540           274          1,138
   Services and maintenance                                               2,126          1,098         6,472          2,878
                                                                        -------        -------       -------        -------
         Total  revenues                                                  5,351          4,835        16,890         12,339

Cost of revenues:
  Software licenses                                                         105            110           346            272
  Services and maintenance                                                1,577            881         4,415          2,021
                                                                        -------        -------       -------        -------
         Total  cost of revenues                                          1,682            991         4,761          2,293
                                                                        -------        -------       -------        -------

Gross profit                                                              3,669          3,844        12,129         10,046
Operating expenses:
   Research and development                                               1,263          1,183         3,707          2,778
   Sales and marketing                                                    2,313          1,476         7,185          3,026
   General and administrative                                               828            979         2,458          2,214
                                                                        -------        -------       -------        -------
          Total operating expenses                                        4,404          3,638        13,350          8,018
                                                                        -------        -------       -------        -------

Income (loss) from operations                                              (735)           206        (1,221)         2,028
Interest, net                                                               259             40           595            127
                                                                        -------        -------       -------        -------
Income (loss) before income taxes                                          (476)           246          (626)         2,155
Income tax provision (benefit)                                             (168)            95          (225)           836
                                                                        -------        -------       -------        -------
Net income (loss)                                                       $  (308)       $   151       $  (401)       $ 1,319
                                                                        =======        =======       =======        =======

Earnings (loss) per share:
          Basic                                                          $(0.02)       $  0.06       $ (0.03)       $  0.55
                                                                        =======        =======       =======        =======
          Diluted                                                        $(0.02)       $  0.01       $ (0.03)       $  0.09
                                                                        =======        =======       =======        =======
Shares used in computation of earnings (loss)per share:
          Basic                                                          15,635          2,707        12,130          2,404
                                                                        =======        =======       =======        =======
          Diluted                                                        15,635         14,811        12,130         14,501
                                                                        =======        =======       =======        =======

Pro forma earnings (loss) per share:
          Basic                                                                        $  0.01       $ (0.03)       $  0.12
                                                                                       =======       =======        =======
          Diluted                                                                      $  0.01       $ (0.03)       $  0.09
                                                                                       =======       =======        =======

Shares used in computation of pro forma earnings (loss) per
 share:
          Basic                                                                         11,407        14,534         11,104
                                                                                       =======       =======        =======
          Diluted                                                                       14,811        14,534         14,501
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

                                   ESPS, INC.
                                  -----------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              Nine months ended
                                                                                   ----------------------------------------
                                                                                                 December 31,
                                                                                   ----------------------------------------
                                                                                          1999                 1998
                                                                                   -------------------  -------------------
Operating activities:
   Net income (loss)                                                                          $  (401)             $ 1,319
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
           Depreciation and amortization                                                          702                  329
           Deferred income taxes                                                                    -                  346
           Amortization of deferred stock compensation                                             98                  167
           Provision for losses on accounts receivable                                              -                   66
         Changes in operating assets and liabilities:
                    Accounts receivable                                                          (613)              (1,106)
                    Other assets                                                                 (409)                (162)
                    Prepaid taxes                                                                (871)                   -
                    Accounts payable and accrued expenses                                        (621)                 732
                    Deferred revenues                                                             114               (2,097)
                                                                                              -------              -------
   Net cash used in operating activities                                                       (2,001)                (406)

Investing activities:
Purchases of property and equipment                                                            (1,635)              (1,125)

Financing activities:
Proceeds from the sale of common stock                                                         22,241                    -
Repayments of long-term debt                                                                      (63)                   -
Proceeds from exercise of stock options                                                           113                  115
                                                                                              -------              -------
   Net cash provided by financing activities                                                   22,291                  115

Net increase (decrease) in cash and cash equivalents                                           18,655               (1,416)
Cash and cash equivalents balance, beginning of period                                          1,812                4,558
                                                                                              -------              -------
Cash and cash equivalents balance, end of period                                              $20,467              $ 3,142
                                                                                              =======              =======

Supplemental cash flow disclosure:
   Interest paid                                                                              $    29              $     -
   Income taxes paid                                                                          $ 1,134              $   214
   Fixed assets financed through capital lease obligations                                    $   642              $     -



           See accompanying notes to unaudited financial statements.

------------------------------------------

                                   ESPS, INC.
                                   ----------
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


1.     Description of Business and Basis of Presentation
--     --------------------------------------------------

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

Interim Financial Information

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited financial statements for the fiscal year ended March 31, 1999, included in our prospectus, dated June 16, 1999, filed with the Securities and Exchange Commission in connection with our initial public offering, and the Form 10-Q for the quarter ended September 30, 1999.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                         -------------------  ------------------
                                                                            DECEMBER 31,         DECEMBER 31,
                                                                         -------------------  ------------------
                                                                            1999      1998      1999      1998
                                                                         ----------  -------  ---------  -------
Net income (loss)                                                          $  (308)  $   151   $  (401)  $ 1,319
                                                                           =======   =======   =======   =======
Weighted average number of common shares outstanding                        15,635     2,707    12,130     2,404
Effect of dilutive securities:
   Stock options                                                                 -     3,404         -     3,397
   Series A preferred stock                                                      -     8,700         -     8,700
                                                                           -------   -------   -------   -------
Adjusted weighted average shares outstanding and assumed conversions        15,635    14,811    12,130    14,501
                                                                           =======   =======   =======   =======
Pro forma adjustment to weighted average number of common shares
   outstanding for the conversion of series A preferred stock                          8,700     2,404     8,700
                                                                                     -------   -------   -------
Pro forma weighted average shares:
   Basic                                                                              11,407    14,534    11,104
                                                                                     =======   =======   =======
   Diluted                                                                            14,811    14,534    14,501
                                                                                     =======   =======   =======
Earnings (loss) per share:
   Basic                                                                   $ (0.02)  $  0.06   $ (0.03)  $  0.55
                                                                           =======   =======   =======   =======
   Diluted                                                                 $ (0.02)  $  0.01   $ (0.03)  $  0.09
                                                                           =======   =======   =======   =======
Pro forma earnings (loss) per share:
   Basic                                                                             $  0.01   $ (0.03)  $  0.12
                                                                                     =======   =======   =======
   Diluted                                                                           $  0.01   $ (0.03)  $  0.09
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         --------------

Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, those listed under the caption "Factors Affecting Operating Results" described herein and the Risk Factors set forth in our filings with the Securities and Exchange Commission, including our Form S-1 for March 31, 1999 and Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

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

Results of Operations
---------------------

The following table presents statement of operations data as a percentage of total revenues:

                                                                        Percentage of  Revenues
                                                     ----------------------------------------------------------
                                                             Three months                  Nine months
                                                          Ended December 31,            Ended December 31,
                                                     ----------------------------  ----------------------------
                                                         1999           1998           1999           1998
                                                     ------------  --------------  -------------  -------------
Statement of Operations Data:
  Revenues:
     Software licenses                                      60.3%           77.3%          61.7%          76.7%
     Services and maintenance                               39.7            22.7           38.3           23.3
                                                           -----           -----          -----          -----
        Total revenues                                     100.0           100.0          100.0          100.0
  Cost of revenues:
     Software licenses                                       1.9             2.3            2.0            2.2
     Services and maintenance                               29.5            18.2           26.2           16.4
                                                           -----           -----          -----          -----
        Total cost of revenues                              31.4            20.5           28.2           18.6
                                                           -----           -----          -----          -----
  Gross profit                                              68.6            79.5           71.8           81.4
  Operating expenses:
     Research and development                               23.6            24.5           21.9           22.5
     Sales and marketing                                    43.2            30.5           42.5           24.5
     General and administrative                             15.5            20.2           14.6           18.0
                                                           -----           -----          -----          -----
        Total operating expenses                            82.3            75.2           79.0           65.0
                                                           -----           -----          -----          -----
  Income (loss) from operations                            (13.7)            4.3           (7.2)          16.4
  Interest, net                                              4.8             0.8            3.5            1.1
                                                           -----           -----          -----          -----
  Income (loss) before income taxes                         (8.9)            5.1           (3.7)          17.5
  Income tax (benefit)                                      (3.1)            2.0           (1.3)           6.8
                                                           -----           -----          -----          -----
  Net income (loss)                                        (5.8)%            3.1%         (2.4)%          10.7%
                                                           =====           =====          =====          =====

Comparison of Three Months Ended December 31, 1999 and 1998
-----------------------------------------------------------

For the three months ended December 31, 1999, revenues were $5.4 million, representing an increase of 11% over the $4.8 million for the comparable period in 1998. Net loss for the three months ended December 31, 1999 was $308,000, or $0.02 per diluted share, compared to net income of $151,000, or $0.01 per diluted share for the same period in 1998. Weighted average shares used in computing diluted earnings per share in the third fiscal quarter were 15.6 million versus 14.8 million in the same period in the prior year.

Revenues

License revenues.   License revenues (excluding related party revenues)
decreased 4% to $3.1 million for the three months ended December 31, 1999, from $3.2 million for the three months ended December 31, 1998. Related party license revenues from Adobe Systems, Incorporated were $157,000 in the current quarter compared to $540,000 reported for the same period last year. This decline is primarily due to a large customized software contract for Adobe in the prior period.

Services and maintenance revenues.   Services and maintenance revenues increased
94% to $2.1 million for the three months ended December 31, 1999 from $ 1.1million, for the three months ended December 31, 1998. This increase resulted primarily from an increase in demand for implementation and maintenance services on a larger customer base.

Total revenues outside of the United States increased 26% to $573,000 for the three months ended December 31, 1999, from $454,000 for the three months ended December 31, 1998. This increase resulted primarily from an increase in license sales and from the sale of our products and services to existing customers for their operations outside the United States. International license revenues represented 9% of total license revenues, or $278,000, in the three months ended December 31, 1999, compared to 10%, or $364,000, for the three months ended December 31, 1998.

For the three months ended December 31, 1999, no customers accounted for more than 10% of revenues and for the three months ended December 31, 1998, two customers accounted for 23% of revenues.

Cost of Revenues

Cost of software licenses revenues.   Cost of software licenses revenues
consists primarily of royalties we pay to third parties for the use of their technology incorporated into our CoreDossier products. Cost of software licenses revenues remained at 3% of license revenue for the three months ended December 31, 1999 and the three months ended December 31, 1998.

Cost of services and maintenance revenues.   Cost of services and maintenance
revenues consists primarily of personnel costs related to professional services and customer support. Cost of services and maintenance revenues increased 79% to $1,577,000 for the three months ended December 31, 1999 from $881,000 for the three months ended December 31, 1998. This increase resulted primarily from the hiring and training of additional professional services and customer support personnel to support our increased customer base. Cost of services and maintenance revenues as a percentage of services and maintenance revenues decreased to 74% for the three months ended December 31, 1999 from 80% for the three months ended December 31, 1998. The cost of services and maintenance revenues as a percentage of services and maintenance revenues may vary among periods because the various services we provide have different cost structures. Service and maintenance gross profits were 26% for the three months ended December 31, 1999 compared to 20% for the three months ended December 31, 1998.

Operating Expenses

Research and development.   Research and development expenses consist primarily
of salaries and benefits for software developers, quality assurance personnel, and program managers and technical writers. Research and development expenses increased 7% to $1,263,000 for the three months ended December 31, 1999 from $1,183,000 for the three months ended December 31, 1998. This increase resulted primarily from an increase in the number of software developers and quality assurance personnel, to 51 employees as of December 31, 1999 from 43 employees as of December 31, 1998 to support our product development and testing activities. Research and development expenses represented 24% of our total revenues for the three months ended December 31, 1999 and 25% for the three months ended December 31, 1998.

Sales and marketing.   Sales and marketing expenses consist primarily of
salaries, commissions earned by sales personnel, travel, promotional expenses and communication costs related to direct sales efforts. Sales and marketing expenses increased 57% to $2,313,000 in the three months ended December 31, 1999 from $1,476,000 for the three months ended December 31, 1998. This increase resulted primarily from our increased investment in sales and marketing infrastructure, both domestically and internationally. Sales and marketing expenses represented 43% of our total revenues for the three months ended December 31, 1999 and 31% for the three months ended December 31, 1998. The number of our executive, sales and marketing personnel grew to 44 at December 31, 1999 from 31 at December 31, 1998. The increase in sales and marketing expenses as a percentage of total revenues primarily reflects the increased investment in our sales and marketing activities during this period.


General and administrative.   General and administrative expenses consist
primarily of salaries, benefits and related costs for executive, finance, administrative, and information services personnel. These expenses also include
fees for legal, accounting, and consulting services.   General and
administrative expenses decreased 15% to $828,000 for the three months ended December 31, 1999 from $979,000 for the three months ended December 31, 1998. This decrease resulted primarily from a provision for losses on accounts receivable and deferred compensation expense booked in the three months ended December 31, 1998. The number of our executive, finance and administrative personnel grew to 21 at December 31, 1999 from 17 at December 31, 1998.

Interest, net.   Interest, net is derived from interest income earned on our cash and cash equivalents, offset by interest expense on our capital lease. Net interest income increased 548% to $259,000 for the three months ended December
31, 1999 from $40,000 for the three months ended December 31, 1998.   This
increase was primarily attributable to income earned on the invested proceeds from the Company's initial public offering on June 16, 1999.

Income tax provision (benefit).   Income tax provision decreased by $263,000 to
a benefit of $168,000 for the three months ended December 31, 1999 from income
tax expense of  $95,000 for the three months ended December 31, 1998.   This
decrease resulted from the loss before income taxes for the three months ended December 31, 1999 versus income before income taxes for the three months ended December 31, 1998.

Comparison of Nine Months Ended December 31, 1999 and 1998
----------------------------------------------------------

For the nine months ended December 31, 1999, revenues were $16.9 million, an increase of 37% over the $12.3 million for the comparable period in 1998. Net loss for the nine months ended December 31, 1999 was $401,000, or $.03 per diluted share, compared to net income of $1.3 million, or $.09 per diluted share for the same period in 1998. Weighted average shares used in computing diluted earnings per share in the nine months ended December 31, 1999 were 12.1 million versus 14.5 million in the same period in the prior year.

Revenues

License revenues.   License revenues (excluding related party revenues)
increased 22% to $10.1 million for the nine months ended December 31, 1999, from $8.3 million for the nine months ended December 31, 1998. Related party license revenues were $274,000 in the nine months ending December 31, 1999 compared to $1.1 million reported for the same period last year. This decline is primarily due to a large customized software contract for Adobe in the prior period.

Services and maintenance revenues.   Services and maintenance revenues increased
125% to $6.5 million for the nine months ended December 31, 1999 from $2.9 million, for the nine months ended December 31, 1998. The increase reflects the greater implementation capabilities and increased maintenance on a larger customer base.

Total revenues outside of the United States increased 26% to $2.8 million for the nine months ended December 31, 1999, from $2.2 million for the nine months ended December 31, 1998. This increase resulted from an increase in license sales and from the sale of our products and services to existing customers with operations outside the United States. International license revenues represented 18% of total license revenues for the nine months ended December 31, 1999, compared to 20% for the nine months ended December 31, 1998.

For the nine months ended December 31, 1999, no customers accounted for more than 10% of revenues and for the nine months ended December 31, 1998, one customer accounted for 10% of revenues.

Cost of Revenues

Cost of software licenses revenues.   Cost of software licenses revenues
consists primarily of royalties we pay to third parties for the use of their technology incorporated into our CoreDossier products. Cost of software licenses revenues increased 27% to $346,000 for the nine months ended December 31, 1999 from $272,000 for the nine months ended December 31, 1998. Cost of software licenses revenues as a percentage of software licenses revenues were 3% for both periods.

Cost of services and maintenance revenues.   Cost of services and maintenance
revenues consists primarily of personnel costs related to professional services and customer support. Cost of services and maintenance revenues increased 118% to $4.4 million for the nine months ended December 31, 1999 from $2.0 million for the nine months ended December 31, 1998. This increase resulted primarily from the hiring and training of professional services and customer support personnel to support our increased customer base. Cost of services and maintenance revenues as a percentage of services and maintenance revenues were 68% for the nine months ended December 31, 1999 and 70% for the nine months ended December 31, 1998. The cost of services and maintenance revenues as a percentage of services and maintenance revenues may vary among periods because the various services we provide have different cost structures.

Operating Expenses

Research and development.   Research and development expenses consist primarily
of salaries and benefits for software developers, quality assurance personnel, and program managers and technical writers. Research and development expenses increased 33% to $3.7 million for the nine months ended December 31, 1999 from $2.8 million the nine months ended December 31, 1998. This increase resulted from an increase in the number of software developers and quality assurance personnel, to 51 employees as of December 31, 1999 from 43 employees as of December 31, 1998. This increase was needed to support our product development and testing activities. Research and development expenses were 22% of total revenues for the nine months ended December 31, 1999 and 23% for the nine months ended December 31, 1998.

Sales and marketing.   Sales and marketing expenses consist primarily of
salaries, commissions earned by sales personnel, travel, promotional expenses and communication costs related to direct sales efforts. Sales and marketing expenses increased 137% to $7.2 million in the nine months ended December 31, 1999 from $3.0 million for the nine months ended December 31, 1998. This increase resulted primarily from our increased investment in sales and marketing infrastructure, both domestically and internationally. The increased investments included personnel-related expenses, travel and entertainment expenses and related facility and equipment costs. In addition, we increased marketing activities, including trade shows, public relations, direct mail campaigns and other promotional activities. Sales and marketing expenses represented 43% of total revenues for the nine months ended December 31, 1999 and 25% for the nine months ended December 31, 1998. The increase in sales and marketing expenses as a percentage of total revenues primarily reflects the increased investment in our sales and marketing activities during this period.

General and administrative.   General and administrative expenses consist
primarily of salaries, benefits and related costs for executive, finance, administrative, and information services personnel. These expenses also include fees for legal, accounting, and consulting services. General and administrative expenses increased 11% to $2.5 million for the nine months ended December 31, 1999 from $2.2 million for the nine months ended December 31, 1998. This increase resulted from increased hiring, training and payroll related costs associated with the addition of executive, finance and administrative personnel to support the growth of our business. The number of our executive, finance and administrative personnel grew to 21 at December 31, 1999 from 17 at December 31, 1998. General and administrative expenses represented 15% of our total revenues for the nine months ended December 31, 1999 and 18% of total revenues for the nine months ended December 31, 1998.

Interest, net.   Interest, net is derived from interest income earned on our cash and cash equivalents, offset by interest expense on our capital lease. Net interest income increased 369% to $595,000 for the nine months ended December
31, 1999 from $127,000 for the nine months ended December 31, 1998.   This
increase was primarily attributable to income earned on the invested proceeds from the Company's initial public offering on June 16, 1999.

Income tax provision (benefit).   Income tax provision decreased by $1,061,000
to a benefit of $225,000 for the nine months ended December 31, 1999 from income
tax expense of  $836,000 for the nine months ended December 31, 1998.   This
decrease resulted from the loss before income taxes for the nine months ended December 31, 1999 versus income before income taxes for the nine months ended December 31, 1998.

Liquidity and Capital Resources
-------------------------------

As of December 31, 1999, we had cash and cash equivalents of $20.5 million, an increase of $18.7 million from cash and cash equivalents held at March 31, 1999. Our working capital at December 31, 1999 was $25.3 million, compared to $4.4 million at March 31, 1999.

Our operating activities resulted in net cash outflows of $2.0 million for the nine months ended December 31, 1999 and $406,000 for the nine months ended December 31, 1998. The operating cash outflows for the nine months ended December 31, 1999 were primarily from the operating loss for the period, payments of taxes, decreases in accounts payable and accrued expenses, and increases in accounts receivable and other assets. Depreciation, amortization of deferred stock compensation, and increase in deferred revenues offset the cash used in operating activities. The operating cash outflows for the nine months ended December 31, 1998 resulted from decreases in deferred revenue and an increase in accounts receivable and other assets, partially offset by an increase in accounts payable and accrued expense and the net income for the nine months ended December 31, 1998.

Investing activities used cash of $1.6 million for the nine months ended December 31, 1999, and $1.1 million for the nine months ended December 31, 1998 for the purchase of property and equipment.

Financing activities provided cash of $22.3 million for the nine months ended December 31, 1999 due primarily to the proceeds from the sale of common stock from the Company's initial public offering. Financing activities provided cash of $115,000 for the nine months ended December 31, 1998, which represents proceeds from the exercise of stock options.

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

Risk Associated with the Year 2000
----------------------------------

To date we have not experienced any material problems attributable to the inability to recognize dates beginning with the year 2000 in our software
products, services, or internal systems.   Based on our current assessment, we
believe the current versions of our software products are Year 2000 compliant, that is, they are capable of adequately distinguishing 21st century dates from 20th century dates. Although we have passed the rollover from December 31, 1999 to January 1, 2000, we still face risks to the extent that products are generally integrated into enterprise systems involving sophisticated hardware and complex software products that we cannot adequately evaluate for Year 2000 compliance.

Although we have not been a party to any litigation or arbitration proceeding involving our products or services related to Year 2000 compliance issues, we may in the future be required to defend our products or services in such proceedings, or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000 related disputes, regardless of the merits of such disputes, and any liability we have for Year 2000 related damages, including consequential damages, could materially adversely affect our business, financial condition and operating results. In addition, we believe that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or upgrade their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those we offer. Year 2000 issues did cause a delay in, or cancellation of, decisions to purchase our products or services, our business, financial condition and operating results have not at this point been materially adversely affected.

Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, beginning on January 1, 2000, computer systems and software used by many companies and organizations in a wide variety of industries (including technology, transportation, utilities, finance and telecommunications) will produce erroneous results or fail unless they have been modified or upgraded to process date information correctly. Significant uncertainty exists in the software industry and other industries concerning the scope and magnitude of problems associated with the century change. We recognize the need to ensure our operations will not be adversely affected by Year 2000 software failures. We have completed our assessment of the potential overall impact of the impending century change on our business, financial condition and operating results.

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

We depend on service revenues. Support and service revenues represented 25% of our total revenues for fiscal 1999 and 38% of our total revenues for the first nine months of fiscal 2000. We anticipate that service revenues will continue to represent a significant percentage of total revenues. Because service revenues have lower gross margins than license revenues, a continued increase in the percentage of total revenues represented by service revenues or an unexpected decrease in license revenues could have a detrimental impact on overall gross margins and our operating results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------  ---------------------------------------------------------

We are exposed to financial market risks, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not have any derivative instruments.

The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analysis performed on our balances as of December 31, 1999.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.   LEGAL PROCEEDINGS
-------   -----------------

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not involved in any legal proceedings, which would, in management's opinion, have a material adverse effect on the Company's business or results of operations.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
-------   -----------------------------------------

There have been no changes in securities during the quarter ended December 31, 1999.

We are using the net proceeds raised in the initial public offering for working capital and general corporate purposes, including increased domestic and international sales and marketing expenditures, product development expenditures, expenditures related to the expansion of our professional services organization and capital expenditures made in the ordinary course of business.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-------   -------------------------------

There have been no defaults by the Company on any Senior Securities during the quarter ended December 31, 1999.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

No matters were submitted to a vote of the Company's stockholders during the third quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

ITEM 5.   OTHER INFORMATION
-------   -----------------

none

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(A)  Exhibits

(27) Financial Data Schedule

(B)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter covered by this Form10-Q.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of February 1999.

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