Form 10-K
period 2000-03-31
ESPS INC
filed 2000-06-29
CIK 1082456

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X]Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For The Fiscal Year Ended: March 31, 2000

                                      or

[_]Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from       to

                        Commission File Number: 0-26245

                                  ESPS, Inc.
            (Exact name of registrant as specified in its charter)

               Delaware                              23-2762324
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

  1300 Virginia Drive, Suite 125, Ft.                   19034
            Washington, PA                           (Zip Code)
    (Address of principal executive
               offices)

      Registrant's telephone number, including area code: (215) 619-6000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 22, 2000 (based on the closing price of $3.875 as quoted by Nasdaq National Market as of such date) was approximately $64,071,000.

As of June 22, 2000, 16,534,435 shares of the registrant's Common Stock were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE--NONE

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
          PART I

 Item 1.  Business......................................................    3
 Item 2.  Facilities....................................................   17
 Item 3.  Legal Proceedings.............................................   18
 Item 4.  Submission of Matters to a Vote of Security Holders...........   18

          PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................   19
 Item 6.  Selected Financial Data.......................................   20
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   21
 Item 7A. Quantitative and Qualitative Disclosure about Market Risk.....   30
 Item 8.  Financial Statements and Supplementary Data...................   31
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................   40

          PART III

 Item 10. Directors and Executive Officers of the Registrant............   46
 Item 11. Executive Compensation........................................   46
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................   49
 Item 13. Certain Relationships and Related Transactions................   50

          PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K...........................................................   51

          Signature Page................................................   53

                                    PART I

Item 1. Business

                                    General

  ESPS is a leading developer of publishing software solutions for document-intensive industries. ESPS software and consulting solutions are utilized by a majority of the world's pharmaceutical manufacturers and serves a growing and diversified customer base requiring a robust publishing initiative. ESPS' software solutions are recognized as best-of-breed and have become the most widely used software solution for regulatory and pre-market approval initiatives.

  ESPS is building its presence in a new, growing field--knowledge publishing. Knowledge publishing utilizes advanced electronic technology to efficiently manage the collection of raw data, develop it into information, and further transform it into usable, documented knowledge. With the exponential rise in e-commerce transactions, businesses are increasingly shifting to the highly efficient process of electronic publishing and away from the traditional time consuming and complex paper-based documentation.

  As the de facto standard for electronic publishing, the ESPS software suite enables its customers--enterprise-wide--to transform raw data into documented, referential information required for product approval, regulatory submissions and other document intensive applications.

  ESPS provides its customers with in-depth industry-specific expertise to better determine the customer's publishing needs and requirements. With a more efficient publication and distribution process, ESPS customers can deliver their product to market faster, reduce collaboration and production costs, and earn a higher return on their investment.

  Founded in 1994, ESPS helps businesses in many industries including those that are highly regulated and document-intensive to manage and meet their publishing needs more efficiently by using advanced technology. As a result, CoreDossier(R), the Company's flagship product, was introduced in 1995 to enable electronic management and publishing of regulatory compliance documents. Five years later, CoreDossier has established a majority presence in the world's pharmaceutical and biotechnology companies, and also is utilized by contract research organizations, medical device companies, chemical companies, and other industries.

  CoreDossier functionality is enhanced with industry-specific modules and application programming interfaces (API's). The CoreDossier product platform provides the foundation for managing large, complex and compound documents for multiple applications including the pre-market approval processes throughout an organization. For example, CoreDossier enables users to input information stored enterprise-wide in almost any file format including paper, word processing, voice, video, spreadsheets, graphics programs and proprietary software and output the information in any format. Industry-specific modules work with the CoreDossier platform to perform functions designed to meet industry-specific requirements. The CoreDossier APIs enable third parties to develop custom applications and extend access to additional external information sources.

Outlook and Competition:

  The pharmaceutical and medical products arena will continue to drive significant revenues for ESPS as this market is witnessing a significant trend toward electronic filings to regulatory agencies. In addition to its prominence in this space, newer ESPS products, kPortal(TM) and kPublisher(TM) are selling into the installed base. By October 2002, all United States Federal agencies are mandated to receive their information electronically per the Paperwork Reduction Act as enacted by the U.S. Senate and House of Representatives. This proactive law is driving Federal agencies to become more responsible and accountable for reducing the burden of Federal paperwork on the public. Similar European and Asian initiatives are also underway.

  The market for knowledge publishing solutions is new and rapidly evolving with expected higher levels of competition. ESPS' kPortal and kPublisher primarily competes against departmental publishing software and the internal information technology departments of its current and prospective customers. ESPS believes the principal competitive factors in the knowledge publishing market are product scalability, flexibility, customer support, and price. The Company believes its solutions to be superior to products and services offered by competitors or legacy systems.

Business Objective and Strategic Initiatives:

  Today, ESPS is a leader in knowledge publishing--transitioning businesses away from paper documentation to on-line publications. The Company has earned a solid reputation by providing its customers with advanced technology, high quality implementations, and knowledge publishing expertise. Its business objective is to become the eWorld leader of publishing solutions by developing and delivering high quality products and solutions. To build upon its current success and posture to achieve future goals, the following strategies are underway:

  . Enhance technology leadership and product functionality: ESPS products provide the most advanced solutions to meet the rigors of managing order and intelligence to the coalescing of data and information including those for Web-based applications. The Company intends to maintain and enhance its position as a technology leader by continuing to invest in product development which will expand the base functionality of the knowledge publishing product suite; to support emerging publishing standards and formats; enhance existing industry-specific modules; develop new applications for knowledge publishing across a wide variety of industries; and partner with technology leaders to broaden its reach in the publishing arena. Additionally, third parties will be encouraged to develop industry-specific modules that enhance the functionality of CoreDossier through the use of application programming interfaces.

  . Expand consulting engagements: ESPS on-staff consultants enhance its customers' ability to maximize their investment return by utilizing its products. The Company recently established a service bureau model where its consultants take CoreDossier software, hardware and its consulting team to customer sites for leased engagements, specifically to assist with the final steps of drug or biologic submissions to a regulatory agency. In addition to helping customers realize faster time to market and maximum returns, ESPS consultants assist customers in addressing other requirements and functions within their business such as record keeping and internal compliance.

  . Leverage and develop strategic alliances. The Company's strategic alliances with leading systems integration firms, information technology consulting firms, and technology companies enable it to promote awareness of its products and services, expand territorial coverage and provide implementation services to end users. ESPS intends to maintain and strengthen those relationships as well as establish new relationships with leaders in the information technology industry.

  . Develop international presence. ESPS intends to expand its international presence and enhance its solutions to address the needs of international companies. The Company believes that significant opportunities exist for knowledge publishing solutions that are designed for businesses needing a robust collaborative publishing tool with multiple applications. ESPS currently maintains a European office for the development of an international presence.

  . Target other opportunities. ESPS intends to expand its marketing efforts to embrace new applications beyond the pre-market approval and regulatory areas. Currently, ESPS products are used for bids and proposals, proposal management, litigation support, and other collaborative publishing applications. The Company intends to grow by utilizing its current sales team; leveraging its partnerships and alliances, as well as employing its value-added reseller (VAR) network to build new business opportunities.

  The strategic initiatives are intended to leverage the strength of the Company's core competencies and diversify its sources. As ESPS and its actions evolve, the Company cannot offer a definitive schedule for the implementation of certain components of its strategic initiatives.

Supporting Actions:

  . Establish new business units. Subsequent to the close of Fiscal Year 2000, the Company established three business units--pharmaceutical and medical products, business services, and solutions. The pharmaceutical and medical products business unit sells the knowledge publishing suite directly to pharmaceutical, medical products, and agrochemical customers. The business services unit provides technical support and training for all ESPS products. The solutions business unit sells products and services in the knowledge publishing suite via a global sales network. The framework for the unit has been established and work is currently underway to build on alliances forged with Computer Sciences Corporation (CSC), Xerox and others while building relationships with new vendors familiar with the publishing, collaborative document and content management businesses. This is the new business model that will drive global expansion for ESPS.

  . Develop service bureau delivery model. Another component of the new strategic plan includes future revenue sources from a service bureau delivery model called CoreDossier Direct(TM) and kPublisher and kPortal. Both of these new products were delivered and sold at the close of the fourth quarter of Fiscal Year 2000, creating a cross-industry publishing product suite. These line extensions were introduced to and are selling in the pharmaceutical and medical products markets and will diversify into other markets that require a robust, collaborative multi-media publishing solution.

    kPublisher is a departmental, report-level solution that may be used as a stand-alone product or in conjunction with CoreDossier. kPortal is a publishing portal used as a viewing and annotation tool for both CoreDossier and kPublisher. These new offerings allow ESPS to leverage the efficiency of the Internet to better move and manage information more quickly.

  . New business framework. ESPS has developed a new internal business framework to support several new global revenue sources derived from direct and indirect sales models. Historically, with one flagship product offered, ESPS marketed through a direct sales team receiving leads and opportunities through inside marketing and sales as well as referrals from partners and alliances. With the introduction of two new products, ESPS is expeditiously building an indirect sales channel of value added resellers to quickly take products to new markets. Additionally, ESPS has defined original equipment manufacturer (OEM) opportunities as a new recurring revenue source and is aggressively teaming with and selling technology to its partners.

  . Expand knowledge publishing presence. ESPS is building a presence in a new and expanding arena--knowledge publishing--which creates complex information components by succinctly navigating user information. Supporting over 130 file formats, the process accelerates the assembly, management, exchange, use and reuse of information. Data input is accepted from multiple sources including text, spreadsheets, presentations, drawings, graphs, mpeg, avi, real-time audio and video. Outputs include e-mail, Web portals, CD-ROM and paper with 100% page fidelity. The ESPS Knowledge Publishing Suite is a complete one-stop solution for publishing corporate information to enable businesses to better plan, manage, assemble, share, and publish both electronic and paper publications.

  As of March 31, 2000, ESPS has licensed versions of its CoreDossier products to 62 customers in the pharmaceutical and biotechnology industry, the chemical industry and the utilities industry. A partial list of ESPS customers includes Pfizer Inc., Glaxo-Wellcome Inc., Bayer Corporation, Hoechst Marion Roussel, Inc., Rhone-Poulenc Rorer, Merck KGaA and Baltimore Gas & Electric.

  ESPS corporate headquarters is located at 1300 Virginia Drive, Fort Washington, Pennsylvania, 19034. Telephone: (215) 619-6000. ESPS was incorporated in Delaware in April 1994 under the name Electronic Submission Publishing Systems, Inc. The Company changed its name to ESPS, Inc. on March 30, 1999. Additional information about ESPS product and services may be viewed via the Internet at www.esps.com.

Current Product Offerings

 Background

  As businesses move toward embracing publishing solutions that integrate corporate knowledge into both the paper and eWorlds, a variety of approaches have emerged that attempt to address the requirements and to realize the benefits of electronic publishing. These approaches include:

  . Internally-developed systems. Systems developed by internal information technology departments tend to be highly customized and are designed to meet specific regulatory requirements at the time of development. As technology advances, these systems are increasingly costly and difficult to maintain due to lack of flexibility. Furthermore, many systems were not originally designed to take advantage of intranet and Internet technologies and are having difficulties bridging this ever-widening technology gap.

  . Document management systems. Document management systems are designed to scan, store, secure and archive documents. These systems are not designed to support a knowledge publishing function and generally lack the capability to support complex document publication, automatic cross-referencing and different pre-defined forms and formats.

  . Point solutions. Point solutions are software tools designed to address a very specific requirement within the publishing process. These tools generally do not have the breadth to address all of the needs of business publishing.

  . Desktop publishing tool. Desktop publishing tools are typically word processing tools that are used to create individual pieces of a document. These tools often lack the features and functions required to enable a business to create much larger and more complex documents.

  . Outsourcing. Businesses sometimes hire third parties to prepare and publish large compound documents. This approach can be costly and time-consuming and may limit the ability of businesses to reuse prepared information.

  We believe that businesses, in an effort to significantly improve their complex, mission-critical publishing processes, are seeking an enterprise-wide knowledge publishing solution that has the following characteristics:

  . Enterprise scalability. The ability to access information and collaborate on publications by an increasing number of users in multiple departments throughout an enterprise.

  . Leading technology foundation. Support for the most advanced technology platforms, such as intranets and the Internet, as well as an architecture that allows for changes in technology.

  . Multiple information format support. Ability to collect information stored in various formats, including spreadsheets, desktop publishing and database applications, as well as the ability to output to the various formats supported by regulatory agencies in each industry.

  . Rapid implementation. Ability to be rapidly implemented throughout the enterprise.

  We believe that an enterprise-wide application which exhibits these characteristics will enable businesses to deploy effective knowledge publishing systems to reduce costs and the time required to bring new products and services to market and create knowledge from disparate corporate-wide information pools.

ESPS Solutions

  Our solutions, the ESPS Knowledge Publishing Suite, enable users throughout an enterprise to effectively collaborate in the authoring, compilation, distribution, publishing and reuse of data and information. We design our software products to utilize advanced technologies, such as corporate intranets and the Internet. We believe our solution enables companies to reduce the time required to bring new products and services to market.

  ESPS solutions provide our customers with the following key advantages:

    Scalable enterprise-wide solution. Our solutions extend throughout an enterprise, providing multiple departments in various locations throughout the world with the ability to collaborate electronically in the authoring, assembling, distributing and publishing of information, bringing order to data and information, creating knowledge. We also designed our solutions to support the growth of our customers as they add new users and processes throughout the enterprise.

    Modular product architecture. Our solutions address publishing requirements of customers in various industries through the use of industry-specific modules to enhance the functionality of the knowledge publishing platform. Furthermore, our solutions enable large diversified businesses that operate in numerous industries to address various publishing requirements with a single solution.

    Intranet and Internet capabilities. We designed our systems architecture to be adaptable to advancing intranet and Internet technologies. We believe that corporate intranets and the Internet are increasingly becoming the new standard for accessing information.

    Multiple input and output capabilities. We designed our solutions to enable users to input information in different formats, including paper files, faxes, phone messages, e-mails, word processing files, spreadsheets, graphics programs, and the company's own proprietary software. In addition, the suite of products supports older formats, such as WordStar and Wang Office. The knowledge publishing suite also enables users to output information in numerous formats, including hypertext markup language, or HTML, portable document format, or PDF, and tagged image file format, or TIFF, on CD-ROM and paper.

    Rapid deployment. We designed our solution to be quickly implemented throughout a customer's enterprise.

 CoreDossier

  The ESPS CoreDossier software solution is designed to meet the pre-market approval and compliance needs of organizations, taking mission-critical documents off paper and on-line. CoreDossier enables users to collaborate on the assembly, distribution, review, publishing and reuse of compliance information. CoreDossier smoothly facilitates the transition from data and information to orderly and easily navigable knowledge with industry-specific modules that enhance the functionality of the CoreDossier platform, addressing requirements and issues applicable to each industry. ESPS continues to add new product features based on feedback from corporate regulatory managers and regulatory agencies.

  With CoreDossier, users can assemble, collaborate, distribute, review, publish and reuse business and regulatory compliance information from corporate networks or document management systems to support NDAs, ANDAs, INDs, annual reports, bioequivalence/CMC reporting, 510Ks, PMAs, bids and proposals, ISO 9000 & 14001 certifications, standard operating procedures and other applications.

  The software improves publication/submission quality with varied output options to regulatory authorities (FDA--CDER and CBER, EMEA, HPB, MCA, etc.), contract research organizations, partners, vendors and other stakeholders. CoreDossier compiles business, pre-market approval and compliance information from multiple locations and from over 130 different native formats including legacy documents, word processing, spreadsheets, charts, photos, graphs, audio and video files and more.

  Reduced creation and publication time is part of the benefits of using CoreDossier for this labor- and time-intensive process, as well as realizing real-time information management. Customers can gain real-time reuse of resources and information on a global basis across divisions, leverage Internet and corporate intranet platforms and reduce the costs associated with the development and publishing of large compound documents.

  CoreDossier optimizes publication review with faster publishing and more output channels. Users have fast access to the latest published output. CoreDossier publishes active and archive documents to HTML, PDF, TIFF,

CD-ROM, Web portals and/or paper, as well as industry-specified standards. Additionally, CoreDossier's functionality can be tailored to meet the specific needs of the publishers within an organization with the CoreDossier Developers API Toolkit.

  After installing the software, CoreDossier also provides a universal data-publishing gateway for seamless integration of data and documents to work with most document management systems, including FileNET, Documentum, Lotus Notes, Open Text, native file systems, and PC DOCS.

  CoreDossier lets publication managers assemble publications on a document level, as well as on a paragraph level. Component documents can be assembled from Word, RTF, Text, Excel, XML or HTML. This gives publication managers additional levels of control over information components and enables reuse of information at a much more granular level.

 kPublisher

  ESPS' kPublisher software is a departmental, report-level publishing tool within the ESPS Knowledge Publishing Suite. kPublisher offers Web-enabled knowledge assembly and publishing focused on the small- to mid-range report and document publishing area.

  kPublisher allows users to quickly and easily assemble and publish documents from a few pages up to thousands of pages from multiple file formats and deliver them to multiple outputs. kPublisher's technology is fully scalable, enabling its use in a workgroup environment, departmentally or at an enterprise level.

  Easy navigation is key to kPublisher's user interface. Users can speedily navigate through several simple workflow steps to create a publication. Additionally, kPublisher supports all the major document management systems, and other DMS products can be integrated easily through the kPublisher application programming interface (API). kPublisher helps knowledge workers create high-impact publications from any input, leverage intellectual data, enhance benefits of existing infrastructures, focus on good publishing practices and exceptional publication content and improve individual productivity.

  Additionally, kPublisher eliminates lengthy technology learning curves, refines business processes, fosters knowledge-sharing and enhances collaboration.

 kPortal

  As part of the ESPS Knowledge Publishing Suite, ESPS has created a publishing portal, kPortal, which offers CoreDossier and kPublisher users a personalized gateway to information collaboration, in real-time over the Internet. kPortal optimizes business knowledge across the enterprise.

  kPortal is a document-centric, repository-neutral, publication portal that allows users to find, access and consume the vast information contained in compound documents, regulatory submissions and other large publications. Utilizing a personalized gateway to the information, users can minimize the time and costs associated with reviewing pertinent information necessary for timely business decisions.

  kPortal facilitates Web-based review and annotation, management and dissemination of electronic publications created from ESPS knowledge publishing products, such as CoreDossier(R) and kPublisher(TM). It is seamlessly integrated to both products, so that a user simply indicates that the published output should be registered with a specific kPortal Web server upon publishing. Further, kPortal complements an enterprise corporate portal, providing specialized functionality for easily consuming electronic publications. kPortal respects the security model in an established document repository so users and user groups need not be maintained twice.

  Since kPortal utilizes the latest in dynamically-served Web rendering technology, a document is presented exactly as it will be printed, with 100% page fidelity. The product enables users to view documents over the

Web with a standard browser--so the information is immediately available and easy to consume. kPortal assists users in finding desired publications with familiar Web metaphors. Publications can be filtered by type or status, so users see only publications relevant to them.

 CoreDossier Direct(TM)

  During the last fiscal year, ESPS developed a new product offering, CoreDossier Direct, in response to requests from companies wishing to deploy CoreDossier for projects on an ad hoc basis, without the purchase of the software. With CoreDossier Direct, ESPS provides a comprehensive packaged solution that includes hardware, software and professional consulting support on-site at the customer's location, for a limited engagement. Most specifically, CoreDossier Direct has been designed for specific projects, enabling companies to outsource the preparation of large, complex dossiers for submittal to worldwide regulatory agencies, while maintaining a secure project environment. This offering combines the power of CoreDossier with the substantial regulatory and submission experience of the ESPS professional services staff.

  With CoreDossier Direct, ESPS offers a full range of customer services, including business, technical, and regulatory consulting. Our staff provides on-site CoreDossier set-up, installation and process validation, publishing and technical support services, as well as regulatory expertise to ensure success. ESPS' extensive partner network allows access to additional resources and specialized skills, as needed. CoreDossier Direct services can range from a one-time project that focuses on a single, regulatory event to longer-term strategic partnerships.

  ESPS consultants bring all the hardware and software necessary to electronically assemble and publish a regulatory dossier on-site, ensuring the security of your information. The dossier can be published in paper or electronic format, or both. A time-proven, seven-phase submission methodology is employed during the process. ESPS aggressively manages project cost, schedule, logistics, and deliverables that are unique to each client and submission.

Products

  The CoreDossier product family includes the CoreDossier platform, industry-specific modules and the CoreDossier application programming interfaces or APIs. (Additionally, the family extends to an alternative product delivery model, CoreDossier Direct, which is the CoreDossier product, applicable APIs, hardware and ESPS consultants leased to a customer for an on-site per project service solution.). Our software products comprise a modular system that may be configured in a variety of ways to meet customers' industry-specific requirements. The CoreDossier platform provides the foundation for enabling our customers to collaborate in the authoring, compiling, distributing, publishing and reusing of compliance information. Our industry-specific modules are easy-to-install software products that perform compliance functions designed to meet the regulatory requirements of a particular industry. The CoreDossier APIs enable third parties to develop custom applications and extend access to additional external information sources.

 The CoreDossier Platform

  The CoreDossier platform is the base product used by our customers. The CoreDossier platform addresses the following aspects of compliance management:

  Support for multiple file format inputs. Many documents and other information required for a regulatory submission exist in both paper and electronic formats. CoreDossier supports 130 file formats, enabling businesses to utilize information in its existing formats without the complications generally associated with file conversion. Electronic formats include:

  . Current word processing formats, such as Microsoft(R) Word, WordPerfect and Interleaf, and older word processing formats such as Wang Office and WordStar;

  .  Spreadsheet formats, such as Microsoft Excel, Lotus 1-2-3 and SAS;

  .  Graphic formats, such as TIFF, Bitmap, and Illustrator;

  .  Desktop publishing tools, such as QuarkXPress, PhotoShop and PageMaker;
     and

  .  Communication formats, such as e-mail and facsimile.

  In addition, CoreDossier supports a variety of file and document management systems, including Lotus Notes, Open Text, Documentum, PC DOCS and FileNET.

  Publication design. CoreDossier allows customers to define, create and reuse publication templates. These templates provide a standardized structure for resulting publications, which contains documents, document templates, standards for headers and footers, tables of contents and finishing options. As a result, customers can quickly create new publications that meet predefined internal or external compliance requirements using an old template. This also allows companies to utilize information contained in previous publications to create new publications.

  Support for multiple file format outputs. CoreDossier supports output in standardized formats and languages such as HTML, PDF and TIFF and on CD-ROM and paper. The ability to support multiple outputs is essential for our customers, as many regulatory agencies require that companies publish both in electronic formats and in paper format. In addition to publishing in multiple output formats, CoreDossier provides companies with the ability to reuse compliance information for other purposes, including quality assurance, record-keeping and internal compliance.

  Server-to-server communications. CoreDossier servers installed in different departments of a business can share compliance and publication information. As a result, a CoreDossier user in one department, such as product development, can share information and collaborate with a user in another department, such as regulatory affairs.

  The CoreDossier platform is comprised of the:

  . CoreDossier server, which manages publication information and maintains data integrity in response to requests from the CoreDossier assemblers.

  . CoreDossier generator, which is responsible for converting source documents into PDF renditions and document data. The PDF renditions are stored within the original source documents. The document data, such as cross-references and table of contents information, are stored in the CoreDossier server. The CoreDossier generator is also responsible for servicing publishing requests from the CoreDossier assemblers.

  . CoreDossier assembler, which is the main interface for the publication manager. The CoreDossier assembler enables multiple users to create and modify a publication simultaneously, allowing for a collaborative publication creation process.

  . CoreDossier Web server, which enables access to publications on corporate intranets and the Internet.

  . CoreDossier document management interface, which enables CoreDossier to communicate with a user's document management system. Through this interface, CoreDossier can access documents in Documentum, FileNET, PC DOCS, Lotus Notes, Open Text, and shared file systems.

  CoreDossier is written in C++ and supports Windows 95, Windows 98 and Windows NT operating systems. The CoreDossier server and the CoreDossier generator run on Windows NT.

 Industry-Specific Modules

  We have developed customized modules for the CoreDossier platform to meet the specific needs of targeted industries. Because of the modular architecture of the CoreDossier solution, we are able to develop and introduce these industry-specific modules quickly and efficiently. These industry-specific modules extend the core capabilities of the CoreDossier platform by providing additional user interfaces, processes and output formats that are designed specifically for a particular industry's compliance requirements.

  Existing modules and modules currently under development include:

  . CDER/CBER compiler modules. These modules enable our customers in the pharmaceutical and biotechnology industry to produce electronic submissions for new drug applications that comply with the U.S. Food & Drug Administration's (FDA) specifications. These electronic submissions enable our customers to reduce time required for the assembly and review process of a new drug application. Currently, we offer a CDER and a CBER compiler module and a collection of pharmaceutical templates.

  . CADDY compiler module. This module enables our customers to produce electronic submissions for global agrochemical product registrations. The CADDY compiler module was used to prepare the first submission that complied with the current specifications for agrochemical electronic filings with the Canadian Pest Management Regulatory Agency. Currently, we offer a CADDY compiler module and one agrochemical template.

  . DAMOS compiler module. This module enables our customers to produce electronic submissions for pharmaceutical product registrations. The DAMOS compiler module has been used to prepare submissions to BfArM, a regulatory agency that oversees the pharmaceutical industry in Germany. Currently, we offer a DAMOS compiler module and three pharmaceutical templates.

  . CoreDocket module. The first release of the CoreDocket module took place during fiscal 2000. This module is designed to enable utilities companies to collect and organize information from multiple sources quickly for regulatory filings.

 CoreDossier Application Programming Interfaces

  The CoreDossier APIs are used to extend the functionality of the CoreDossier platform. Using software development kits, customers can utilize the APIs to link our solution to other business information systems, such as imaging systems, authoring systems and other legacy systems. Customers can also use the CoreDossier APIs to customize their CoreDossier software to meet their specific needs and support additional input and output formats.

 kPublisher

  kPublisher(TM), focuses on the small- to mid-range report and document publishing needs. It allows users to quickly and easily publish documents from a few pages, up to thousands of pages from any input (130 file formats supported). kPublisher's technology is fully scalable for use in a workgroup environment, departmentally or at an enterprise level.

 kPortal

  kPortal, our document-centric, repository-neutral, corporate portal product, allows users to find, consume and access the vast information contained in compound documents, regulatory submissions and other large publications. Utilizing an individualized gateway to the information, users can minimize the time and costs associated with aggregating pertinent information necessary for timely business decisions.

  kPortal is geared toward aiding in the review, management and dissemination of PDF publications created from ESPS knowledge publishing products, such as CoreDossier and kPublisher.

ESPS Services

  Our service professionals provide customers with on-site product implementation and consulting, technical support and educational services. Our services include:

    Implementation and Consulting. Our services professionals implement the ESPS Knowledge Publishing Suite for our customers at a single site or multiple sites. As part of our implementation services offering, we work with clients to customize our solutions to effectively meet their specific business needs. We provide ongoing consulting services to assist our customers in optimizing the use of our solutions to realize a return on their investment as quickly as possible. We price our implementation services on a time and materials basis.

    Technical Support. We have implemented a comprehensive technical support program to assist customers in using our products and to identify, analyze and solve problems that may arise. The support program includes worldwide e-mail support, which is available 24 hours a day, seven days a week, and telephone support, which is globally available during the normal business hours of the countries in which our products are used. We provide technical support to our customers as part of our maintenance program, which is typically priced based on a percentage of the then-current software license list price.

    Education. We offer a number of educational classes in conjunction with our products, including end-user training and in-depth technical training covering the implementation and management of our solutions. Training services are priced on a per class basis, as well as incremental time and materials charges for customized on-site training.

Strategic Alliances

  We have established a number of relationships with service vendors for the implementation of our software to our customers. We frequently participate in joint sales and marketing efforts with our strategic partners. Our strategic alliances are classified in three categories:

    CorePartner Solution Integrators. Solution integrators provide services ranging from project management to installation, systems integration and application development. These solution integrators include CSC, First Consulting Group-ISCG, PricewaterhouseCoopers LLP, and Science Applications International Corp.

    CorePartner Technology Alliances. Through technology alliances, we work with independent software vendors and service providers to create new products and integrate product lines to be compatible with CoreDossier. These technology alliance partners include Documentum, FileNET and Versant Object Technology Corporation.

    CorePartner Strategic Alliances. Through strategic alliances, we seek to promote awareness of our knowledge publishing solutions and gain strategic support for our overall marketing, sales and development programs. We currently have a strategic alliance partnership with Adobe Systems Incorporated and Xerox Corporation.

Customers and Markets

  Our targeted customers are mid- to large-sized businesses and divisions of large companies that have a need for collaborative document publishing, multimedia or mixed-content compound document publishing, content management or regulatory submission publishing. We believe that these opportunities exist in most marketplaces and that the burden of coalescing disparate information from multiple locations is a problem that is shared by those working in compliance, regulatory submissions, bids and proposals, management of change documents, licensing documentation, Web content management and many other applications.

  As of March 31, 2000, we licensed versions of our CoreDossier products to 62 customers. For the fiscal year ended March 31, 2000, no customer accounted for more than 10% of total revenues. For the year ended

March 31, 1999, Adobe Systems, Incorporated accounted for $2.0 million, or 11% of total revenues. Our agreement with Merck KGaA accounted for approximately $1.4 million in fiscal year 2000. For the fiscal year ended March 31, 1998, three of our customers accounted for approximately $4.0 million of our total revenues. Our agreement with Glaxo-Wellcome Inc. accounted for approximately $1.5 million of total revenues for fiscal year 1998. Our agreement with Hoechst Marion Roussel accounted for approximately $1.3 million of total revenues for fiscal year 1998 and our agreement with Rhone-Poulenc Rorer Pharmaceuticals Inc. accounted for approximately $1.2 million of total revenues for fiscal year 1998.

Sales and Marketing

  In support of the Company's business objective, a team of sales and alliance professionals have been assembled to develop a reseller network. This value-added reseller network is responsible for penetrating the Company's reach into diversified markets that require a robust publishing solution. Those new market opportunities are identified and quantified by support teams consisting of marketing, consulting, and software development professionals.

  We have initiated a branding and marketing strategy designed to broaden market awareness of the ESPS name and to solidify our position as a leading provider of knowledge publishing solutions. We have also initiated marketing strategies for both the pharmaceutical and the solutions business unit. We are also leveraging our expertise to sell our products to additional departments within our current customer base.

  As of March 31, 2000, we employed 32 people in sales and marketing in the United States, and six people in sales and marketing in Europe.

Product Development

  We have substantially invested in the development of our knowledge publishing suite with products including CoreDossier, our industry-specific modules, kPublisher and kPortal. Our product development department is responsible for the design, development, testing and release of our software products and is organized in four areas:

  .  Software development;

  .  Quality assurance;

  .  Product documentation; and

  .  Program management.

  Along with a product manager, members from each of these areas form product teams that work closely with other organizations, customers and prospective customers to better understand their knowledge publishing needs.

  The software development and quality assurance groups are further divided into platform development and industry-specific module development groups. The platform group extends and develops each product's platform by creating additional functions and features that can be used by customers in various industries. Each industry group works closely with the marketing managers from each of the marketing teams to design and deliver industry-specific modules and applications. As a result of this structure, for example, the industry-specific module development groups are able to develop new modules independent of the development cycles of the CoreDossier platform.

  We released the next version of our CoreDossier platform, version 4.0, in April 1999. CoreDossier 4.0 provided new features, including support for XML, the ability to create publications using paragraphs of information in addition to full documents, support for publishing documents based on forms and enhanced tables of contents and cross-references. In addition, we released the CoreDocket module, an industry-specific module designed to enable utility companies to more efficiently collect and organize information for their regulatory filings. In March 2000, we also released kPublisher and kPortal, rounding out the ESPS Knowledge Publishing Suite.

  In addition to developing our own software, we incorporate technology owned by third parties into our products. We believe this approach significantly shortens our product development time without compromising our competitive position or the quality of our products.

  As of March 31, 2000, we employed 45 people in our product development department. Our research and development expenses were $5.0 million in the fiscal year ended March 31, 2000; $3.8 million in the fiscal year ended March 31, 1999 and $2.0 million in the fiscal year ended March 31, 1998.

Intellectual Property and Other Proprietary Rights

  We rely on a combination of copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties and protective contractual provisions contained in license agreements with consultants, vendors and customers to protect our proprietary rights.

  We have registered the trademark CoreDossier in the United States. In addition, we use a number of common law trademarks and service marks, including:

  .  ESPS and the ESPS logo;

  .  CoreDossier Direct;

  .  kPublisher;

  .  kPortal;

  .  CDER compiler;

  .  CADDY compiler;

  .  compiler;

  .  CoreDocket; and

  .  ESPS Knowledge Publishing Suite.

  We believe the strength of our trademarks and service marks benefits our business and we intend to continue to protect our registered and common law trademarks and service marks in the United States and abroad. We have not secured registration of all of our marks in the United States and have not pursued registration in any foreign country.

  We also protect our proprietary rights by requiring employees to agree not to reveal any sensitive information to our competitors and to sign a confidentiality agreement. Employees are required to execute a non-competition agreement which may restrict them from working for a competitor for one year after employment terminates. However, we may not obtain these agreements in every case.

  We incorporate technology from third parties into our software. We currently have a material license agreement with Versant Object Technology Corporation for the use of technology which is embedded in CoreDossier. Under the terms of the license agreement, we have the right to use and copy Versant's software to develop and combine Versant's technology with our software products to create applications. Our license is non-exclusive, non-transferable and non-assignable. We currently pay Versant royalty fees of 2.5% based on sales of our products. In September 1999, we prepaid Versant $500,000 for a credit of $832,500 of pre-paid royalty fees.

As of March 31, 2000, we have a prepayment of approximately $323,000 of the original $500,000 prepayment. Upon the exhaustion of the pre-payment, ESPS may elect to prepay Versant an additional royalty pre-payment in the amount of $500,000 in exchange for a credit of $832,500.

Employees

  As of March 31, 2000, we had a total of 139 employees in the United States, including 45 people engaged in product development, 32 people in sales and marketing, 43 people in professional services and 19 people in general and administrative services. We also employed a total of 17 people in Europe, including six people in sales and marketing, eight people in professional services and three people in general and administrative services. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are good.

                                  MANAGEMENT

  The following table contains information about our executive officers and directors as of May 31, 2000. Our audit committee consists of Charles O. Heller, Christopher B. Hollenbeck and Michael J. Egan. Our compensation committee consists of Charles O. Heller, Christopher B. Hollenbeck and Michael
J. Egan.

Executive Officers and Directors

Name                     Age                      Position
----                     ---                      --------
R. Richard Dool.........  46 President, Chief Executive Officer and Director
Terrence P. Brennan.....  49 Chairman of the Board and Director
George B. Pearcy........  54 Chief Financial Officer, Acting
Margaret Archdeacon.....  46 Vice President, Corporate Marketing
Bradley R. Burget.......  39 Vice President, General Manager, Business Services
Kevin Buxton............  40 Vice President, General Manager, Business Solutions
Michael T. Hoey.........  33 Vice President, Research and Development
Jeffrey C. Sager........  33 Vice President, Business Development
Michael J. Egan.........  47 Director
Charles O. Heller.......  64 Director
Christopher B.
 Hollenbeck.............  32 Director
Kenneth Kaisen..........  42 Director

  R. Richard Dool joined ESPS in February 2000 and currently holds the position of President, Chief Executive Office and Director. Mr. Dool has over 20 years of extensive international sales and marketing experience in the technology arena. From 1994 to February 2000, Mr. Dool was president and chief executive officer at LabVantage Solutions, a leading marketer of laboratory automation software. Mr. Dool holds a B.A. in political science/public administration from Fordham University.

  Terrence P. Brennan joined ESPS in October 1995 and currently holds the position of Chairman of the Board. Mr. Brennan had previously held the position of president and chief executive officer from October 1995 until April 2000. From February 1995 until October 1995, Mr. Brennan was an independent consultant to the pharmaceutical industry. Mr. Brennan holds a B.S. in business administration and a M.B.A. from the University of Dayton.

  George B. Pearcy joined ESPS in November 1995 and currently holds the position of Chief Financial Officer. From October 1992 until November 1995, Mr. Pearcy was the vice president of finance for Northeastern Analytical Corporation and TTI Environmental Services, an environmental analytical laboratory and an underground storage tank company. Mr. Pearcy holds a B.S./B.A. in accounting and an M.B.A. from the University of Missouri.

  Margaret Archdeacon has served as Vice President of Corporate Marketing of ESPS since September 1999. From September 1998 to September 1999, Ms. Archdeacon was global director of marketing communications of ESPS. From March 1998 to September 1998, Ms. Archdeacon was Vice President, Account Services, The DEM Group, an IT marketing agency. From July 1996 to March 1998, Ms. Archdeacon was Vice President of Marketing for TOPCALL Corporation. From 1985 to July 1996, Ms. Archdeacon was the Principal Consultant for Archdeacon Communications. Ms. Archdeacon holds a B.S. in management/marketing from St. Joseph's University.

  Kevin Buxton has served as Vice President, General Manager, Business Solutions of ESPS since May 2000. From November 1999 to April 2000, Mr. Buxton was vice president of the business partner program at LabVantage Solutions. Before 1995 to November 1999, Mr. Buxton held various sales manager positions for PerkinElmer, Inc., formerly EG&G Instruments. Mr. Buxton holds a B.S. in applied physics from the University of Strafford--U.K.

  Bradley R. Burget was recently appointed Vice President and General Manager Business Services and previously served as vice president of professional services of ESPS since October 1998. From November 1996 until October 1998, Mr. Burget was regional manager of consulting for Baan Supply Chain Solutions, a software company, developing enterprise resource planning software. From December 1995 until November 1996, Mr. Burget served as client project manager at SSI, Inc., a contract consulting and resources company. From December 1993 until December 1995, Mr. Burget was client service manager for Information Network Systems, a developer of software used to process compliance of warranty claims in consumer electronics manufacturing. Mr. Burget holds a B.S. in physics from Iowa State University.

  Michael T. Hoey has served as Vice President of Research and Development of ESPS since March 1996. From June 1990 until March 1996, Mr. Hoey was a technology manager with Andersen Consulting, where he focused on the document management and publishing industries. Mr. Hoey holds a B.S. and an M.S. in electrical engineering from Syracuse University.

  Jeffrey C. Sager was recently appointed Vice President Business Development and previously served as vice president of sales of ESPS since January 1996. From April 1994 to December 1995, Mr. Sager was director of market development for Etak Inc., a developer of computerized mapping software systems and products. Mr. Sager holds a B.S. in business from the University of Delaware.

  Michael J. Egan was elected to the board of directors of ESPS in April 1999. Since October 1997, Mr. Egan has served as senior vice president and chief financial officer of PECO Energy Company. From April 1995 to October 1997, Mr. Egan served as senior vice president and chief financial officer of Aristech Chemical Company. Mr. Egan holds a B.S. in Business Administration from Saint Joseph's University.

  Charles O. Heller has served as a member of the Board of Directors of ESPS since May 1995. Since April 2000, Dr. Heller has served as Senior Principal of Gabriel Venture Partners, L.P., a venture capital firm. From 1990 to March 2000, he served as Director of the Dingman Center for Entrepreneurship at the University of Maryland, and, concurrently, as President of the Annapolis Consulting Group, a management consulting firm. Currently, he serves on a number of boards of directors, including those of Avatech Solutions, American Venture Resource Association (AVRA), Baltimore-Washington Venture Group (as Chairman), Bahamas Venture Capital Fund, interSOURCE Solutions, and Rentmaker. Dr. Heller holds B.S. and M.S. degrees in civil engineering from Oklahoma State University and a Ph.D. in engineering from The Catholic University of America.

  Christopher B. Hollenbeck has served as a member of the board of directors of ESPS since July 1997. Mr. Hollenbeck is a principal of H&Q Venture Associates LLC, a venture capital firm, where he has been an Investment Manager for the Adobe Ventures Funds since July 1998. From June 1996 until June 1998, Mr. Hollenbeck served as a vice president in the venture capital department of Hambrecht & Quist LLC. From April 1991 until September 1995, Mr. Hollenbeck held various positions in the investment banking department of Hambrecht & Quist LLC. Mr. Hollenbeck is a member of the board of directors of several privately held companies, including AvantGo, Inc., Glyphica Corporation and HAHT Software, Inc. Mr. Hollenbeck holds a B.A. in American Studies from Stanford University.

  Kenneth Kaisen has served as a member of the board of directors of ESPS since April 2000. Since January 1997, Mr. Kaisen has held the position of Vice President, Information Management and Chief Information Officer for the Industry Solutions Operations organization within Xerox Corporation. From January 1988 to December 1996, Mr. Kaisen worked for New England Business Service, Inc. and held various manager positions, including the position of Vice President, Chief Information Officer from January 1995 to December 1996. Mr. Kaisen holds a M.S. in computer science from Rochester Institute of Technology and a B.S. in electrical engineering from Rensselaer Polytechnic Institute.

Item 2. Facilities

  Our principal administrative, sales, marketing, technical support and product development facilities are located at our headquarters in Fort Washington, Pennsylvania. We currently lease approximately 30,300 square feet of office space in the Fort Washington facility under a lease, which terminates December 31, 2005.

  We also lease office space for sales and marketing in La Jolla, California, Research Triangle Park, North Carolina, and Burlington, Massachusetts and in the United Kingdom.

Item 3. Legal Proceedings.

  ESPS is not currently a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  The Company's Common Stock is traded on the Nasdaq National Market under the symbol "ESPS." The following table sets forth the high and low closing sale prices for the Common Stock as reported by the Nasdaq National Market since the Initial Public Offering on June 16, 1999:

                                                                     High   Low
                                                                    ------ -----
   Fiscal Year ended March 31, 2000:
     First quarter (June 16, 1999 to June 30, 1999)................ $ 7.44 $6.69
     Second quarter................................................ $14.19 $7.38
     Third quarter................................................. $ 8.75 $3.50
     Fourth quarter................................................ $ 9.63 $4.53

  As of June 22, 2000, there were approximately 105 holders of record of the Company's Common Stock. (Because "holders of record" include only stockholders listed with the Company's transfer agent and exclude stockholders listed separately with financial nominees, this number does not accurately reflect the actual number of beneficial owners of the Company's Common Stock, of which the Company estimates there were more than 1,000 on such date.) On June 22, 2000 the last reported sale price of the Common Stock on the Nasdaq National Market was $3.875 per share.

  The Company has not paid a dividend since inception and does not presently intend to declare a cash dividend on the Common Stock in the foreseeable future and expects to retain future earnings to fund the development and growth of its business.

  As of March 31, 2000 the Company has used approximately $1.5 million of the $22.2 million of net proceeds from its initial public offering of common stock. The use of proceeds was used for purchases and installation of property and equipment.

Item 6. Selected Financial Data.

  The selected financial data presented below for each of the Company's last five fiscal years have been derived from and are qualified by reference to the Company's financial statements. The financial statements of the Company have been audited by Ernst & Young LLP, independent public accountants.

                                            Years ended March 31,
                                   ------------------------------------------
                                    2000     1999    1998     1997     1996
                                   -------  ------- -------  -------  -------
                                    (in thousands, except per share data)
Statement of Operations Data:
Revenues:
  Software licenses............... $13,545  $11,676 $ 6,814  $   648  $   721
  Software licenses--related
   party..........................     431    1,778     --       --       --
  Services and maintenance........   8,850    4,315   1,832      420       32
  Services and maintenance--
   related party..................     --       180     --       --       --
                                   -------  ------- -------  -------  -------
    Total revenues................  22,826   17,949   8,646    1,068      753
                                   -------  ------- -------  -------  -------
Cost of revenues:
  Software licenses...............     427      298     258       68      --
  Services and maintenance........   6,033    3,193   1,589      506       72
                                   -------  ------- -------  -------  -------
    Total cost of revenues........   6,460    3,491   1,847      574       72
                                   -------  ------- -------  -------  -------
Gross profit......................  16,366   14,458   6,799      494      681
Operating expenses:
  Research and development........   4,999    3,829   1,978    1,407      725
  Sales and marketing.............   9,311    5,185   1,283      714       95
  General and administrative......   3,488    3,162   1,229    1,147      633
                                   -------  ------- -------  -------  -------
    Total operating costs.........  17,798   12,176   4,490    3,268    1,453
Income (loss) from operations.....  (1,432)   2,282   2,309   (2,774)    (772)
Interest, net.....................     877      130      52      (39)      18
                                   -------  ------- -------  -------  -------
Income (loss) before income
 taxes............................    (555)   2,412   2,361   (2,813)    (754)
Income tax provision (benefit)....    (223)     936    (514)     --       --
                                   -------  ------- -------  -------  -------
Net income (loss)................. $  (332) $ 1,476 $ 2,875  $(2,813) $  (754)
                                   =======  ======= =======  =======  =======
Earnings (loss) per share:
  Basic........................... $ (0.03) $  0.57 $  3.81  $ (3.51) $ (0.76)
  Diluted......................... $ (0.03) $  0.10 $  0.25  $ (3.51) $ (0.76)
Shares used in computation of
 earnings (loss) per share:
  Basic...........................  13,041    2,575     754      801      989
  Diluted.........................  13,041   14,641  11,326      801      989
Balance Sheet Data:
Working capital................... $25,924  $ 4,366 $ 4,119  $ 1,608  $   429
Total assets......................  36,564   12,056  10,017    3,211    1,262
Long-term debt, less current
 portion..........................     435      --      --       --       --
Retained earnings (deficit).......      17      349  (1,127)  (4,003)  (1,189)
Total stockholders' equity........  30,447    6,724   4,896    1,962      786

Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operation

 History of Operations

  ESPS provides software solutions that enable businesses in highly regulated industries to reduce the costs and overall burden associated with traditional compliance processes. Our electronic compliance management solution utilizes advanced technologies, such as corporate intranets and the Internet, and has the ability to scale throughout an enterprise. The CoreDossier family of software products and related services enables users to collaborate in the authoring, compilation, distribution, publishing and reuse of compliance information and regulatory submissions. In addition to advanced technology, we provide our customers with in-depth industry-specific compliance expertise that allows us to better understand their publishing needs and requirements.

 Source of Revenues and Revenue Recognition Policy

  We generate revenues through software licenses, services and maintenance. Software licenses revenues are generated from licensing the rights to use our products. Services and maintenance revenues are generated from sales of customer support services contracts and consulting and training services performed for customers that license our products.

  Revenues from the sale of software licenses are recognized upon shipment of software when persuasive evidence of an agreement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is typically based on the price charged when an element is sold separately, or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established by authorized management, will not change before market introduction. Elements included in multiple element arrangements could consist of software products, upgrades, enhancements, customer support services, or consulting services. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

  Revenues from maintenance are recognized ratably over the term of the customer support contract, typically one year. Consulting revenues are primarily related to implementation services performed on a time-and-materials basis under separate service arrangements related to the installation of our software products. Revenues from consulting and training services are recognized as services are performed. If a transaction includes both license and service elements, license fee revenues are recognized on shipment of the software, provided services do not include significant customization or modification of the base product, and the software is not subject to acceptance criteria.

  Our revenue recognition policy is in accordance with American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition."

Results of Operations

  The following table presents statement of operations data as a percentage of total revenues:

                                                             Percentage of
                                                               Revenues
                                                           --------------------
                                                             Fiscal Years
                                                            Ended March 31,
                                                           --------------------
                                                           2000    1999   1998
                                                           -----   -----  -----
Statement of Operations Data:
Revenues:
  Software licenses.......................................  61.2%   75.0%  78.8%
  Services and maintenance................................  38.8    25.0   21.2
                                                           -----   -----  -----
    Total revenues........................................ 100.0   100.0  100.0
Cost of revenues:
  Software licenses.......................................   1.9     1.7    3.0
  Services and maintenance................................  26.4    17.8   18.4
                                                           -----   -----  -----
    Total cost of revenues................................  28.3    19.5   21.4
                                                           -----   -----  -----
Gross profit..............................................  71.7    80.5   78.6
Operating expenses:
  Research and development................................  21.9    21.3   22.9
  Sales and marketing.....................................  40.8    28.9   14.8
  General and administrative..............................  15.3    17.6   14.2
                                                           -----   -----  -----
    Total operating expenses..............................  78.0    67.8   51.9
                                                           -----   -----  -----
Income (loss) from operations.............................  (6.3)   12.7   26.7
Interest, net.............................................   3.9     0.7    0.6
                                                           -----   -----  -----
Income (loss) before income taxes.........................  (2.4)   13.4   27.3
Income tax provision (benefit)............................  (1.0)    5.2   (6.0)
                                                           -----   -----  -----
Net income (loss).........................................  (1.4)%   8.2%  33.3%
                                                           =====   =====  =====

Comparison of Fiscal Year Ended March 31, 2000 and Fiscal Year Ended March 31, 1999

 Revenues

  Total revenues consist of software licenses revenues and services and maintenance revenues. Services and maintenance revenues include professional consulting, training and customer support services. Total revenues increased 27% to $22.8 million for the fiscal year ended March 31, 2000 from $17.9 million for the fiscal year ended March 31, 1999. For fiscal 2000, no customer accounted for more than 10% of revenues, and during fiscal 1999, one customer accounted for 11% of revenues.

  Software licenses revenues increased 4% to $14.0 million for the fiscal year ended March 31, 2000 from $13.5 million for the fiscal year ended March 31, 1999. We attribute this increase to greater market acceptance of CoreDossier. In April 1999, we delivered the first release of CoreDossier 4.0 and the CDER compiler module specific to the pharmaceutical industry.

  Services and maintenance revenues increased 97% to $8.9 million for the fiscal year ended March 31, 2000 from $4.5 million for the fiscal year ended March 31, 1999. This increase resulted primarily from an increase in customer support revenues and an increase in consulting and training services revenues, as we had service and maintenance revenue for the entire year for customers added during fiscal year 1999 and our customer base grew to 62 at March 31, 2000 from 43 at March 31, 1999. We expect the proportion of services and maintenance revenues to total revenues to fluctuate in the future, depending in part on our customers' direct use of third-party consulting and implementation service providers and the ongoing renewals of customer support contracts.

  Revenues derived from international customers were $4.5 million for the fiscal year ended March 31, 2000, and $3.3 million for the fiscal year ended March 31, 1999. This increase resulted primarily from the sale of our products and services to existing customers with operations outside the United States.

  We do not believe that we can sustain the historical percentage growth rates of software licenses and services and maintenance revenues.

 Cost of Revenues

  Cost of software licenses revenues. Cost of software licenses revenues consists primarily of royalties we pay to third parties for the use of their technology incorporated into our CoreDossier products. Cost of software licenses revenues increased to $427,000 for the fiscal year ended March 31, 2000 from $298,000 for the fiscal year ended March 31, 1999. This increase resulted primarily from an increase in the sale of our CoreDossier products. Cost of software licenses revenues as a percentage of software licenses revenues were 3% for fiscal 2000 and 2% for fiscal 1999. We expect cost of software license revenues to increase due to the amortization of software purchased from Xerox in the fourth quarter of fiscal 2000.

  Cost of services and maintenance revenues. Cost of services and maintenance revenues consists primarily of personnel costs related to professional services and customer support. Cost of services and maintenance revenues increased 89% to $6.0 million for the fiscal year ended March 31, 2000 from $3.2 million for the fiscal year ended March 31, 1999. This increase resulted primarily from the hiring and training of 13 professional services and customer support personnel to support our increased customer base. The number of our professional services and customer support personnel increased to 51 at March 31, 2000 from 38 at March 31, 1999. Cost of services and maintenance revenues as a percentage of services and maintenance revenues was 68% for fiscal 2000 and 71% for fiscal 1999. The cost of services and maintenance revenues as a percentage of services and maintenance revenues may vary among periods because of the mix of services we provide which have different cost structures. The decrease in cost of services and maintenance revenues as a percentage of services and maintenance revenues resulted primarily from increased customer support revenues, which have higher margins than the other services.

 Operating Expenses

  Research and development. Research and development expenses consist primarily of salaries, benefits and depreciation for equipment for:

  .  Software developers;

  .  Quality assurance personnel; and

  .  Program managers and technical writers.

  Research and development expenses increased 31% to $5.0 million for the fiscal year ended March 31, 2000 from $3.8 million for the fiscal year ended March 31, 1999. This increase resulted from an increase in the number of software developers and quality assurance personnel, to support our product development and testing activities. Research and development expenses represented 22% of our total revenues for fiscal 2000 and 21% for the fiscal year ended March 31, 1999. The increase in research and development expenses as a percentage of total revenues primarily reflects our investment in our research and development activities during this period. We believe that we need to significantly increase our research and development investment to expand our market position and continue to expand our product line and penetrate other targeted industries. Accordingly, we anticipate that research and development expenses will increase in future periods.

  Sales and marketing. Sales and marketing expenses consist primarily of:

  . Salaries, commissions and bonuses earned by sales and marketing personnel;

  .  Travel and promotional expenses; and

  .  Communication costs related to direct sales efforts.

  Sales and marketing expenses increased 80% to $9.3 million for the fiscal year ended March 31, 2000 from $5.2 million for the fiscal year ended March 31, 1999. This increase resulted primarily from our increased investment in sales and marketing infrastructure, both domestically and internationally. The investments included increases in personnel-related expense, recruiting fees, travel and entertainment, and related facility and equipment costs. In addition, we increased marketing activities, including trade shows, public relations, direct mail campaigns and other promotional activities. Sales and marketing expenses represented 41% of our total revenues for fiscal 2000 and 29% for fiscal 1999. We believe that we will need to significantly increase our sales and marketing expenses to expand our market position, and further increase our penetration and acceptance of our products in other targeted industries. Accordingly, we anticipate that sales and marketing expenses will increase in future periods.

  General and administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administrative, and information services personnel. These expenses also include fees for legal, accounting, and consulting services.

  General and administrative expenses increased 10% to $3.5 million for the fiscal year ended March 31, 2000 from $3.2 million for the fiscal year ended March 31, 1999. The number of our executive, finance and administrative personnel grew to 22 at March 31, 2000 from 18 at March 31, 1999. General and administrative expenses represented 15% of our total revenues for fiscal 2000 and 18% for fiscal 1999. The decrease in general and administrative expenses as a percentage of our sales was primarily due to fixed costs which did not increase as revenues increased. We believe our general and administrative expenses will continue to increase as we expand our administrative staff, domestically and internationally, and incur expenses associated with being a public company for the entire year, including annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and legal, accounting and consulting fees.

  Deferred stock compensation expense was $105,000 for the fiscal year ended March 31, 2000 and $218,000 for the fiscal year ended March 31, 1999.

  Interest, net. Interest, net is derived from interest income earned on our cash and cash equivalents. Interest income increased 575% to $877,000 for the fiscal year ended March 31, 2000 from $130,000 for the fiscal year ended March 31, 1999. This increase was primarily attributable to income earned on the invested proceeds from the Company's initial public offering on June 16, 1999.

  Income taxes. Income taxes decreased to a benefit of $223,000 for the fiscal year ended March 31, 2000 from a provision of $936,000 for the fiscal year ended March 31, 1999. This decrease resulted primarily from our net operating loss and the tax benefit received from the exercise of stock options.

Comparison of Fiscal Year Ended March 31, 1999 and Fiscal Year Ended March 31, 1998

 Revenues

  Total revenues consist of software licenses revenues and services and maintenance revenues. Services and maintenance revenues include professional consulting, training and customer support services. Total revenues increased 108% to $17.9 million for the fiscal year ended March 31, 1999 from $8.6 million for the fiscal year ended March 31, 1998. For fiscal 1999, one customer accounted for 11% of revenues and for fiscal 1998, three customers accounted for 46% of revenues.

  Software licenses revenues increased 97% to $13.5 million for the fiscal year ended March 31, 1999 from $6.8 million for the fiscal year ended March 31, 1998. We attribute this increase to both increased market acceptance of CoreDossier and $1.8 million of license fees from Adobe Systems, Incorporated. In November 1997, we first delivered release 3.0 of CoreDossier. In June 1998, we first delivered release 3.1 of CoreDossier and the CDER compiler module specific to the pharmaceutical industry. In October 1998, we first delivered the CADDY compiler module specific to the chemical industry.

  Services and maintenance revenues increased 145% to $4.5 million for the fiscal year ended March 31, 1999 from $1.8 million for the fiscal year ended March 31, 1998. This increase resulted primarily from an increase in customer support revenues of $1.4 million and an increase in consulting and training services revenues of $1.3 million, as our customer base grew to 43 at March 31, 1999 from 20 at March 31, 1998.

  Revenues outside of the United States were $3.3 million for the fiscal year ended March 31, 1999, and increased from $1.2 million for the fiscal year ended March 31, 1998. This increase resulted primarily from the sale of our products and services to existing customers with operations outside the United States.

 Cost of Revenues

  Cost of software licenses revenues. Cost of software licenses revenues consists primarily of royalties we pay to third parties for the use of their technology incorporated into our CoreDossier products. Cost of software licenses revenues increased to $298,000 for the fiscal year ended March 31, 1999 from $258,000 for the fiscal year ended March 31, 1998. This increase resulted primarily from an increase in the sale of our CoreDossier products. Cost of software licenses revenues as a percentage of software licenses revenues were 2% for fiscal 1999 and 4% for fiscal 1998. This decrease was caused primarily by the license fees from Adobe Systems, Incorporated, which did not require the third-party technology.

  Cost of services and maintenance revenues. Cost of services and maintenance revenues consists primarily of personnel costs related to professional services and customer support.

  Cost of services and maintenance revenues increased 101% to $3.2 million for the fiscal year ended March 31, 1999 from $1.6 million for the fiscal year ended March 31, 1998. This increase resulted primarily from the hiring and training of 23 professional services and customer support personnel to support our increased customer base. The number of our professional services and customer support personnel increased to 38 at March 31, 1999 from 15 at March 31, 1998. Cost of services and maintenance revenues as a percentage of services and maintenance revenues was 71% for fiscal 1999 and 87% for fiscal 1998. The cost of services and maintenance revenues as a percentage of services and maintenance revenues may vary among periods because of the mix of services we provide which have different cost structures. The decrease in cost of services and maintenance revenues as a percentage of services and maintenance revenues resulted primarily from increased customer support revenues, which have higher margins than the other services.

 Operating Expenses

  Research and development. Research and development expenses consist primarily of salaries, benefits and depreciation for equipment for:

  .  Software developers;

  .  Quality assurance personnel; and

  .  Program managers and technical writers.

  Research and development expenses increased 94% to $3.8 million for the fiscal year ended March 31, 1999 from $2.0 million for the fiscal year ended March 31, 1998. This increase resulted from an increase in the number of software developers and quality assurance personnel, to 49 from 26 employees, to support our product development and testing activities. Research and development expenses represented 21% of our total revenues for fiscal 1999 and 23% for the fiscal year ended March 31, 1998. The decrease in research and development expenses as a percentage of total revenues primarily reflects the more rapid growth of our revenues compared to the investment in our research and development activities during this period.

  Sales and marketing. Sales and marketing expenses consist primarily of:

  . Salaries, commissions and bonuses earned by sales and marketing personnel;

  .  Travel and promotional expenses; and

  .  Communication costs related to direct sales efforts.

  Sales and marketing expenses increased 304% to $5.2 million for the fiscal year ended March 31, 1999 from $1.3 million for the fiscal year ended March 31, 1998. This increase resulted primarily from our increased investment in sales and marketing infrastructure, both domestically and internationally. The investments included increases in personnel-related expenses of $2.2 million, recruiting fees of $219,000, travel and entertainment expenses of $516,000, and related facility and equipment costs of $391,000. In addition, we increased marketing activities, including trade shows, public relations, direct mail campaigns and other promotional activities by $591,000. Sales and marketing expenses represented 29% of our total revenues for fiscal 1999 and 15% for fiscal 1998.

  General and administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administrative, and information services personnel. These expenses also include fees for legal, accounting, and consulting services.

  General and administrative expenses increased 157% to $3.2 million for the fiscal year ended March 31, 1999 from $1.2 million for the fiscal year ended March 31, 1998. This increase resulted from an increase of $948,000 in hiring, training and payroll related costs associated with the addition of 13 executive, finance and administrative personnel to support the growth of our business and the amortization of deferred stock compensation expense as described below. In addition, rent and utilities expense increased $489,000 due to the additional office space and travel and entertainment costs increased $149,000 due to the increased personnel. The number of our executive, finance and administrative personnel grew to 18 at March 31, 1999 from five at March 31, 1998. General and administrative expenses represented 18% of our total revenues for fiscal 1999 and 14% for fiscal 1998.

  Deferred stock compensation expense was $218,000 for the fiscal year ended March 31, 1999 and $0 for the fiscal year ended March 31, 1998.

  Interest, net. Interest, net is derived from interest income earned on our cash and cash equivalents. Interest income increased 150% from $52,000 for the fiscal year ended March 31, 1998 to $130,000 for the fiscal year ended March 31, 1999. This increase resulted from an increase in average cash held during fiscal 1999.

  Income taxes. Income taxes increased from a benefit of $514,000 for the fiscal year ended March 31, 1998 to a provision of $936,000 for the fiscal year ended March 31, 1999. This increase resulted primarily from the reversal of a valuation allowance for fiscal 1998 for income tax benefits related to our net operating losses in prior periods. The income tax provision for fiscal 1999 yielded an effective rate of 39%.

Quarterly Results of Operations

  The following table presents our unaudited quarterly results of operations for the last eight fiscal quarters ended March 31, 2000. You should read the following table in conjunction with our financial statements and the related notes included in this prospectus. We have prepared this unaudited information on the same basis as the audited financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the results of operations for any quarter.

                          Mar. 31, Dec. 31, Sept. 30, June 30, Mar. 31, Dec. 31, Sept. 30, June 30,
                            2000     1999     1999      1999     1999     1998     1998      1998
                          -------- -------- --------- -------- -------- -------- --------- --------
Statement of Operations
 Data:
Revenues:
  Software licenses.....   $3,558   $3,225   $3,364    $3,829   $3,993   $3,737   $3,684    $2,040
  Services and
   maintenance..........    2,378    2,126    2,261     2,085    1,617    1,098      865       915
                           ------   ------   ------    ------   ------   ------   ------    ------
    Total revenues......    5,936    5,351    5,625     5,914    5,610    4,835    4,549     2,955
Cost of revenues:
  Software licenses.....       81      105      144        97       26      110       92        70
  Services and
   maintenance..........    1,618    1,577    1,437     1,401    1,172      881      553       587
                           ------   ------   ------    ------   ------   ------   ------    ------
    Total cost of
     revenues...........    1,699    1,682    1,581     1,498    1,198      991      645       657
                           ------   ------   ------    ------   ------   ------   ------    ------
Gross profit............    4,237    3,669    4,044     4,416    4,412    3,844    3,904     2,298
Operating expenses:
  Research and
   development..........    1,292    1,263    1,246     1,198    1,051    1,183      894       701
  Sales and marketing...    2,126    2,313    2,546     2,326    2,159    1,476      963       587
  General and
   administrative.......    1,030      828      838       792      948      979      686       549
                           ------   ------   ------    ------   ------   ------   ------    ------
    Total operating
     expenses...........    4,448    4,404    4,630     4,316    4,158    3,638    2,543     1,837
                           ------   ------   ------    ------   ------   ------   ------    ------
Income (loss) from
 operations.............     (211)    (735)    (586)      100      254      206    1,361       461
Interest, net...........      282      259      265        71        3       40       37        50
                           ------   ------   ------    ------   ------   ------   ------    ------
Income (loss) before
 income taxes...........       71     (476)    (321)      171      257      246    1,398       511
Income tax provision
 (benefit)..............        2     (168)    (122)       65      100       95      543       198
                           ------   ------   ------    ------   ------   ------   ------    ------
Net income (loss).......   $   69   $ (308)  $ (199)   $  106   $  157   $  151   $  855    $  313
                           ======   ======   ======    ======   ======   ======   ======    ======
Earnings (loss) per
 share:
  Basic.................   $ 0.00   $(0.02)  $(0.01)   $ 0.02   $ 0.05   $ 0.06   $ 0.37    $ 0.14
  Diluted...............   $ 0.00   $(0.02)  $(0.01)   $ 0.01   $ 0.01   $ 0.01   $ 0.06    $ 0.02
Shares used in compution
 of earnings (loss) per
 share:
  Basic.................   15,931   15,635   15,500     5,179    3,087    2,707    2,340     2,165
  Diluted...............   18,374   15,635   15,500    15,455   15,058   14,811   14,556    14,138

Liquidity and Capital Resources

  As of March 31, 2000, we had cash and cash equivalents of $22.6 million, an increase of $20.8 million from cash and cash equivalents held at March 31, 1999. Our working capital at March 31, 2000 was $25.9 million, compared to $4.4 million at March 31, 1999.

  Net cash provided by (used in) operating activities was $338,000 for the year ended March 31, 2000 compared to $(796,000) for the year ended March 31, 1999. This increase was primarily attributable to increases in deferred revenues, and decrease in accounts receivable offset by the net loss for the fiscal year ended March 31, 2000, and decreases in accounts payable and accrued expenses, payment of income taxes and an increase in other current assets.

  Investing activities used cash of $1.9 million for the fiscal year ended March 31, 2000 and $2.0 million for the fiscal year ended March 31, 1999, for the purchase of property and equipment.

  Financing activities provided cash of $22.3 million for the fiscal year ended March 31, 2000 due primarily to the proceeds from the sale of common stock from the Company's initial public offering. Financing activities provided cash of $51,000 for the fiscal year ended March 31, 1999, which represents proceeds from the exercise of stock options offset by offering costs paid in fiscal 1999.

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

Year 2000

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

Factors Affecting Operating Results

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

  We have historically sold most of our products and services to businesses in the pharmaceutical and biotechnology industry. We have recently begun selling our products and services to industries requiring robust publishing initiatives. Our business strategy includes targeting applications that are document-intense publishing operations including bids and proposed management of large documents, and others. We may not experience the same level of sales in other industries as in the pharmaceutical and biotechnology industry.

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

  We depend on service revenues. Support and service revenues represented 39% of our total revenues for fiscal 2000 and 25% of our total revenues for fiscal 1999. We anticipate that service revenues will continue to represent a significant percentage of total revenues. Because service revenues have lower gross margins than license revenues, a continued increase in the percentage of total revenues represented by service revenues resulting from increased services and maintenance revenues or a decrease in license revenues could have a detrimental impact on overall gross margins and our operating results.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

  We are exposed to financial market risks, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not have any derivative instruments.

  The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analysis performed on our balances as of March 31, 2000.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Auditors

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
ESPS, Inc.

  We have audited the accompanying balance sheets of ESPS, Inc. as of March 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ESPS, Inc. at March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
April 18, 2000

                                   ESPS, INC.

                                 BALANCE SHEETS
                                 (In thousands)

                                                                 March 31,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................. $22,593  $ 1,812
  Accounts receivable, net of allowance of $239 and $127.....   6,271    6,210
  Accounts receivable--related party.........................     --       158
  Prepaid income taxes.......................................   1,282      160
  Deferred income taxes......................................     634      322
  Deferred offering costs....................................     --       696
  Other current assets.......................................     684      340
                                                              -------  -------
    Total current assets.....................................  31,464    9,698
Property and equipment, net..................................   3,869    2,330
Purchased software...........................................   1,191      --
Other assets.................................................      40       28
                                                              -------  -------
      Total assets........................................... $36,564  $12,056
                                                              =======  =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.......................... $   116  $   --
  Accounts payable...........................................     502      956
  Accrued expenses...........................................   1,634    2,471
  Deferred revenues..........................................   3,288    1,905
                                                              -------  -------
    Total current liabilities................................   5,540    5,332
Long-term debt...............................................     435      --
Deferred income taxes........................................     142      --
Stockholders' equity:
  Series A preferred stock, $0.001 par value:
  Authorized shares--6,000
  Issued and outstanding shares--0 at March 31, 2000, 6,000
   at March 31, 1999.........................................     --         6
  Common stock, $0.001 par value:
  Authorized shares--50,000
  Issued and outstanding shares--16,147 and 3,154 at March
   31, 2000 and 1999, respectively...........................      16        3
  Additional paid-in capital.................................  30,469    6,570
  Retained earnings..........................................      17      349
  Deferred stock compensation................................     (55)    (204)
                                                              -------  -------
    Total stockholders' equity...............................  30,447    6,724
                                                              -------  -------
      Total liabilities and stockholders' equity............. $36,564  $12,056
                                                              =======  =======

                            See accompanying notes.

                                   ESPS, INC.

                            STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                       Year ended March 31,
                                                      -----------------------
                                                       2000     1999    1998
                                                      -------  ------- ------
Revenues:
  Software licenses.................................. $13,545  $11,676 $6,814
  Software licenses--related party...................     431    1,778    --
  Services and maintenance...........................   8,850    4,315  1,832
  Services and maintenance--related party............     --       180    --
                                                      -------  ------- ------
    Total revenues...................................  22,826   17,949  8,646
Cost of revenues:
  Software licenses..................................     427      298    258
  Services and maintenance...........................   6,033    3,193  1,589
                                                      -------  ------- ------
    Total cost of revenues...........................   6,460    3,491  1,847
                                                      -------  ------- ------
Gross profit.........................................  16,366   14,458  6,799
Operating expenses:
  Research and development...........................   4,999    3,829  1,978
  Sales and marketing................................   9,311    5,185  1,283
  General and administrative.........................   3,488    3,162  1,229
                                                      -------  ------- ------
    Total operating expenses.........................  17,798   12,176  4,490
                                                      -------  ------- ------
Income (loss) from operations........................  (1,432)   2,282  2,309
Interest, net........................................     877      130     52
                                                      -------  ------- ------
Income (loss) before income taxes....................    (555)   2,412  2,361
Income tax provision (benefit).......................    (223)     936   (514)
                                                      -------  ------- ------
Net income (loss).................................... $  (332) $ 1,476 $2,875
                                                      =======  ======= ======
Earnings (loss) per share:
  Basic.............................................. $ (0.03) $  0.57 $ 3.81
  Diluted............................................ $ (0.03) $  0.10 $ 0.25
Shares used in computation of earnings (loss) per
 share:
  Basic..............................................  13,041    2,575    754
  Diluted............................................  13,041   14,641 11,326

                            See accompanying notes.

                                   ESPS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                            Series A
                            Preferred                               Retained
                              Stock      Common Stock  Additional   Earnings     Deferred       Total
                          -------------- -------------  Paid-in   (Accumulated    Stock     Stockholders'
                          Shares  Amount Shares Amount  Capital     Deficit)   Compensation    Equity
                          ------  ------ ------ ------ ---------- ------------ ------------ -------------
Balance at March 31,
 1997...................   6,000   $  6     531  $--    $ 5,958     $(4,002)      $ --         $ 1,962
Exercise of stock
 options................     --     --      787     1        58         --          --              59
Deferred stock
 compensation...........     --     --      --    --        170         --         (170)           --
Net income..............     --     --      --    --        --        2,875         --           2,875
                          ------   ----  ------  ----   -------     -------       -----        -------
Balance at March 31,
 1998...................   6,000      6   1,318     1     6,186      (1,127)       (170)         4,896
Exercise of stock
 options................     --     --    1,836     2       132         --          --             134
Deferred stock
 compensation...........     --     --      --    --        252         --         (252)           --
Amortization of deferred
 stock compensation.....     --     --      --    --        --          --          218            218
Net income..............     --     --      --    --        --        1,476         --           1,476
                          ------   ----  ------  ----   -------     -------       -----        -------
Balance at March 31,
 1999...................   6,000      6   3,154     3     6,570         349        (204)         6,724
Issuance of common
 stock..................     --     --    3,683     3    23,358         --          --          23,361
Conversion of preferred
 stock into common
 stock..................  (6,000)    (6)  8,700     9        (3)        --          --             --
Exercise of stock
 options................     --     --      610     1       166         --          --             167
Stock options
 cancelled..............     --     --      --    --        (44)        --           44            --
Tax benefits of exercise
 of stock options.......     --     --      --    --        422         --          --             422
Amortization of deferred
 stock compensation.....     --     --      --    --        --          --          105            105
Net loss................     --     --      --    --        --         (332)        --            (332)
                          ------   ----  ------  ----   -------     -------       -----        -------
Balance at March 31,
 2000...................     --    $--   16,147  $ 16   $30,469     $    17       $ (55)       $30,447
                          ======   ====  ======  ====   =======     =======       =====        =======


                            See accompanying notes.

                                   ESPS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                      Year ended March 31,
                                                      -----------------------
                                                       2000     1999    1998
                                                      -------  ------  ------
Operating activities:
Net income (loss).................................... $  (332) $1,476  $2,875
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization......................   1,006     464     223
  Deferred income taxes..............................    (170)    328    (650)
  Provision for losses on accounts receivables.......      50      77      50
  Amortization of deferred stock compensation........     105     218     --
  Changes in assets and liabilities:
    Accounts receivable..............................      47  (2,506) (3,619)
    Prepaid income taxes.............................    (700)    --      --
    Other current assets.............................    (356)   (291)    (16)
    Accounts payable and accrued expenses............    (695)  1,579     757
    Deferred revenue.................................   1,383  (2,141)  3,115
                                                      -------  ------  ------
      Net cash provided by (used in) operating
       activities....................................     338    (796)  2,735
Investing activities:
Purchase of property and equipment...................  (1,903) (2,001)   (547)
Financing activities:
Proceeds from sale of common stock, net of offering
 costs of $3,980.....................................  22,270     --      --
Repayments of long-term debt.........................     (91)    --      --
Stock issuance and deferred offering costs...........     --      (83)    --
Proceeds from exercise of stock options..............     167     134      59
                                                      -------  ------  ------
      Net cash provided by financing activities......  22,346      51      59
                                                      -------  ------  ------
Net increase (decrease) in cash and cash
 equivalents.........................................  20,781  (2,746)  2,247
Cash and cash equivalents, beginning of year.........   1,812   4,558   2,311
                                                      -------  ------  ------
Cash and cash equivalents, end of year............... $22,593  $1,812  $4,558
                                                      =======  ======  ======
Supplemental disclosures of cash flow information:
Fixed assets financed through capital lease
 obligations......................................... $   642  $  --   $  --
Liability incurred for offering costs................ $   --   $  613  $  --
Issuance of common stock for purchased software...... $ 1,091  $  --   $  --
Cash paid for income taxes........................... $ 1,134  $  236  $    6
Cash paid for interest............................... $    40  $  --   $  --

                            See accompanying notes.

                                  ESPS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 2000

1. Business

  ESPS, Inc., a Delaware corporation, is a leading provider of electronic compliance management solutions to businesses in highly regulated industries. The Company's solution, which consists of the CoreDossier family of software products and related services, enables users across departments and throughout an enterprise to collaborate in the authoring, compilation, distribution, publishing and reuse of compliance information and regulatory submissions. The Company designed its CoreDossier software products to utilize advanced technologies, such as corporate intranets and the Internet, and to meet emerging electronic compliance requirements and standards. The Company's solution enables its customers to realize a return on their investment by reducing the cost and burden of compliance while also reducing the time required to bring new products and services to market. The Company's initial concentration has been directed to the pharmaceutical and biotechnology industries.

2. Accounting Policies

 Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Revenue Recognition

  Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), was issued in October 1997 by the American Institute of Certified Public Accountants (AICPA) and was amended by Statement of Position 98-4 (SOP 98-4). The Company adopted SOP 97-2 for fiscal year ended March 31, 1998. Additionally, the AICPA recently issued SOP 98-9, which provides certain amendments to SOP 97-2 and is effective for transactions entered into after April 1, 1999. The adoption of this pronouncement did not have material impact on the Company's revenue recognition practices. Based upon their interpretation of SOP 97-2, SOP 98-4 and SOP 98-9, the Company believes its current revenue recognition policies and practices are consistent with this guidance.

  The Company generates revenues through the sale of software licenses and services and maintenance to end users. Software licenses revenues are generated from licensing the rights to use the Company's products. Services and maintenance revenues are generated from sales of customer support services contracts and consulting and training services performed for customers that license the Company's products.

  Revenues from the sale of software licenses are recognized upon shipment of software when persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is typically based on the price charged when an element is sold separately, or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Elements included in multiple element arrangements could consist of software products, upgrades, enhancements, customer support services, or consulting services. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

  Revenues from maintenance are recognized ratably over the term of the customer support contract, typically one year. Consulting revenues are primarily related to implementation services performed on a time-and-materials basis under separate service arrangements related to the installation of the Company's software

                                  ESPS, INC.

                                March 31, 2000

products. Revenues from consulting and training services are recognized as services are performed. If a transaction includes both license and service elements, license fee revenues are recognized on shipment of the software, provided services do not include significant customization or modification of the base product, and the software is not subject to acceptance criteria.

  In fiscal year ended March 31, 2000 no customers accounted for more than 10% of revenues. Revenues from one customer exceeded 10% of total revenues and accounted for approximately $1,958,000, of revenues during the year ended March 31, 1999 (Note 9). Revenues from three customers each exceeding 10% of total revenues accounted for approximately $1,495,000, $1,297,000, and $1,185,000, of total revenues during the year ended March 31, 1998.

 Cash and Cash Equivalents

  The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

 Fair Value of Financial Instruments

  At March 31, 2000, the Company had the following financial instruments: cash and cash equivalents, accounts receivable, capitalized lease, accounts payable and accrued liabilities. The carrying value of cash and cash equivalents, accounts receivable, capitalized lease, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature.

 Concentration of Credit Risk and Major Customers

  Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company's customer base is mainly in North America and Europe and consists of companies in the pharmaceutical, chemical and utility industries. The Company does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience and specifically identified risks.

 Initial Public Offering and Deferred Offering Costs

  On June 16, 1999, the Company completed an initial public offering of 3.5 million shares of common stock at $7.50 per share. The offered shares generated net proceeds to ESPS, Inc. of approximately $22.3 million. Concurrent with the offering, all 6,000,000 of our convertible preferred stock automatically converted into 8,700,000 shares of common stock.

 Property and Equipment

  Property and equipment is recorded at cost. Property and equipment capitalized under capital leases are recorded at the present value of the minimum lease payments due over the lease term. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which range from three to eight years.

 Research and Development

  Research and development costs, which consist primarily of software development costs, are expensed as incurred. Financial accounting standards provide for the capitalization of certain software development costs after

                                  ESPS, INC.

                                March 31, 2000

technological feasibility of the software is established. Under the Company's current practice of developing new products and enhancements, the technological feasibility of the underlying software is not established until substantially all product development is complete, including the development of a working model. No such costs have been capitalized because the impact of capitalizing such costs would not be material.

 Accounting for Stock-Based Compensation

  Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), provides companies with a choice to follow the provisions of SFAS No. 123 in determination of stock-based compensation expenses or to continue with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). The Company continues to follow APB No. 25 and has provided pro forma disclosures as required by SFAS No. 123.

 Earnings (Loss) Per Share

  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other common stock equivalents, including stock options and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.

 Advertising Costs

  The Company expenses advertising costs as incurred. For the years ended March 31, 2000, 1999 and 1998, the Company incurred advertising costs of $499,000, $331,000 and $180,000, respectively.

 Reclassifications

  Certain prior year amounts have been reclassified to conform to the current year presentation.

 Recent Pronouncements

  The Company adopted SFAS No. 130, "Reporting Comprehensive Income," in the fiscal year ended March 31, 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income (loss) or stockholders' equity.

  The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fiscal year ended March 31, 1999. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position. The Company operates in one industry segment.

  In June 1998, SFAS No. 133, "Accounting for Derivatives and Hedging Activities", was issued which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Because the Company has never used nor currently intends to use derivatives, management does not anticipate that the adoption of this new standard will have a significant effect on earnings or the financial position of the Company. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000.

  In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101, which provides guidance on the

                                  ESPS, INC.

                                March 31, 2000

recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company is currently in the process of evaluating the impact that SAB101 will have on its financial position and results of operations.

  In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of employee for the purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that FIN 44 will not have a material effect on the financial position or results of operations of the Company.

3. Property and Equipment

  Property and equipment consists of the following (amounts in thousands):

                                                                  March 31,
                                                                ---------------
                                                                 2000     1999
                                                                -------  ------
   Computer equipment.......................................... $ 2,793  $1,832
   Computer software...........................................     608     237
   Furniture, fixtures, and office equipment...................   1,189     903
   Leasehold improvements......................................     558     273
   Equipment under capital lease...............................     642     --
                                                                -------  ------
                                                                  5,790   3,245
   Accumulated depreciation....................................  (1,921)   (915)
                                                                -------  ------
     Total property and equipment.............................. $ 3,869  $2,330
                                                                =======  ======

4. Acquisition of Software

  On March 2, 2000, the Company acquired the XDP software product from Xerox Corporation in exchange for 175,824 shares of common stock valued at $1.1 million plus acquisition costs of $100,000. Components of the software are to be used by the Company to develop additional software products to add to the Company's suite of products. The Company will begin amortization of the purchased software over its estimated useful life when the products are available for general release, which is expected to occur in fiscal 2001. Amortization of the costs will be based on the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of the current and anticipated future gross revenues of that product or the straight line method over the remaining estimated economic life of the product.

  Additionally, the Company entered into a reseller agreement, whereby Xerox will act as a non-exclusive reseller for all of the Company's products. Xerox will receive discounts off of the list price of the products sold based on sales volume. The discounts given to Xerox will be paid in the form of both cash and shares of common stock and are reflected in net sales. During the year ended March 31, 2000, the Company recognized $773,000 in revenues under the reseller agreement. No shares of common stock were issued under the reseller agreement during the year ended March 31, 2000.

                                  ESPS, INC.

                                March 31, 2000


5. Accrued Expenses

  Accrued expenses consist of the following (amounts in thousands):

                                                                    March 31,
                                                                  -------------
                                                                   2000   1999
                                                                  ------ ------
   Income taxes.................................................. $  --  $  488
   Sales taxes...................................................    360    405
   Payroll and related...........................................    848    809
   Accrued offering costs........................................    --     613
   Other.........................................................    426    156
                                                                  ------ ------
     Total accrued expenses...................................... $1,634 $2,471
                                                                  ====== ======

6. Capital Stock

Stock Options

  The Company has a stock option plan whereby the Company may grant either incentive or nonqualified stock options to purchase shares of the Company's common stock. In general, twenty-five percent of the options are exercisable on the first anniversary of the date of grant or the participant's hire date. The additional amounts become exercisable at varying rates from 6.25% to 9.40% on the last day of each quarter thereafter. The Company has authorized 7,880,170 shares to be issued under the plan.

  The incentive stock options may be granted at no less than the fair market value of the shares at the date of grant, and the nonqualified stock options are to be granted at no less than eighty-five percent of the fair market value of the shares at the date of grant. Under APB No. 25, if the exercise price of the Company's employee stock options equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized. During the years ended March 31, 1999 and 1998, the Company determined that certain common stock options were issued at a price that was lower than the estimated fair value of the common stock producing deferred stock compensation of $422,000. The deferred compensation is being amortized over the vesting period of the underlying options using a graded vesting schedule. Amortization expense of $105,000, $218,000 was recognized during the years ended March 31, 2000 and March 31,1999, respectively. Amortization of the remaining deferred stock compensation will be amortized in fiscal 2001.

                                  ESPS, INC.

                                March 31, 2000


  The following table summarizes information about stock options outstanding at March 31, 2000:

                Outstanding                                      Exercisable
         --------------------------                       --------------------------
  Per                                 Weighted Average
 Share   Number of Weighted Average Remaining Contractual Number of Weighted Average
 Prices   Shares   Per Share Price      Life (years)       Shares   Per Share Price
 ------  --------- ---------------- --------------------- --------- ----------------
 $0.07   1,490,446      $  .07              2.10            950,778      $0.07
 0.08-
  2.07     901,591        0.92              2.32            548,773       0.61
 3.88-
  7.50     868,404        5.68              4.90            149,074       5.32
 8.28-
 12.56     368,718        9.21              3.90            125,639       9.08
 12.94       4,000       12.94              4.32                --         --
 13.69       1,200       13.69              4.30                --         --
         ---------                                        ---------
         3,634,359      $ 2.57              3.01          1,774,264      $1.32
         =========                                        =========

  FASB No. 123 requires pro forma information regarding net income as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated on the date of grant using the Black-sholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 6.27%, 5.20% and 5.20% for fiscal year ended March 31, 2000, 1999 and 1998 respectively; an expected life of 4 years; volatility of 130% for fiscal year ended March 31, 2000 and no volatility for fiscal years ended March 31, 1999 and March 31, 1998; and a dividend yield of zero for all periods presented.

Stock Option Activity

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands except per share data):

                                                         Year ended March 31,
                                                         ----------------------
                                                          2000     1999   1998
                                                         -------  ------ ------
   Net income (loss):
     As reported........................................ $  (332) $1,476 $2,875
     SFAS No. 123 pro forma.............................  (4,098)  1,309  2,870
   Diluted earnings (loss) per share:
     As reported--diluted............................... $ (0.03) $ 0.10 $ 0.25
     SFAS No. 123 pro forma............................. $ (0.31) $ 0.09 $ 0.25

  The weighted average fair value of options granted during the years ended March 31, 2000, 1999, and 1998 for which the estimated fair value of the stock equaled the exercise price is $6.22, $0.89 and $0.06, respectively. The weighted average fair value of options granted during the years ended 2000 and 1999 for which the stock price exceeded the exercise price is none and $1.84, respectively.

                                  ESPS, INC.

                                March 31, 2000


  A summary of stock option activity follows:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                                         Price
                                                            Number of     Per
                                                              Shares     Share
                                                            ----------  --------
   Outstanding at April 1, 1997............................  4,315,381   $0.07
     Granted...............................................    904,800    0.07
     Exercised.............................................   (787,169)   0.08
     Canceled..............................................   (114,368)   0.07
                                                            ----------   -----
   Outstanding at March 31, 1998...........................  4,318,644   $0.07
     Granted...............................................  1,820,305    3.74
     Exercised............................................. (1,837,220)   0.07
     Canceled..............................................   (427,412)   0.30
                                                            ----------   -----
   Outstanding at March 31, 1999...........................  3,874,317   $1.77
     Granted...............................................    888,566    6.22
     Exercised.............................................   (609,906)   0.27
     Canceled..............................................   (518,618)   3.98
                                                            ----------   -----
   Outstanding at March 31, 2000...........................  3,634,359   $2.57
                                                            ==========   =====

Employee Stock Purchase Plan

  In June 1999, the Company adopted an Employee Stock Purchase Plan (the "ESPP") which allows full-time employees the opportunity to purchase shares of the Company's common stock through payroll deductions at the end of bi-annual purchase periods. The purchase price is the lower of 85% of the average market price on the first or last day of the purchase periods. An employee may purchase up to 15% of the employee's base salary, but no more than stock having an aggregate market value of $25,000, determined at the beginning of each purchase period. Pursuant to the ESPP, 350,000 shares of common stock were reserved for issuance. During fiscal year ended March 31, 2000, 6,824 shares were purchased under the ESPP. At March 31, 2000, 343,176 shares are available for future purchases.

                                  ESPS, INC.

                                March 31, 2000


7. Income Taxes

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows (amounts in thousands):

                                                                    March 31,
                                                                    -----------
                                                                    2000   1999
                                                                    -----  ----
   Current deferred tax assets:
     Bad debt reserves............................................. $  97  $ 51
     Accrued vacation pay..........................................   109   153
     Other accrued liabilities.....................................    30    18
     Tax credits...................................................   494    17
     Net operating loss carryforwards..............................    88    83
     Other.........................................................    46   --
                                                                    -----  ----
       Total deferred tax asset....................................   864   322
     Less: valuation allowance.....................................  (230)  --
                                                                    -----  ----
       Total deferred tax asset.................................... $ 634  $322

   Long term deferred tax liabilities:
     Depreciation and amortization................................. $(142) $--
                                                                    -----  ----
       Total deferred tax liability................................  (142)  --
                                                                    -----  ----
       Net deferred tax asset...................................... $ 492  $322
                                                                    =====  ====

  A reconciliation of the income tax provision to amounts computed using federal statutory rates is as follows (amounts in thousands):

                                                             Years ended
                                                              March 31,
                                                         ---------------------
                                                         2000   1999    1998
                                                         -----  -----  -------
   Federal statutory rate............................... $(189) $ 820  $   791
   State income taxes, net..............................     7    158       90
   Tax Credits..........................................  (331)   --       --
   Change in valuation allowance........................   230   (157)  (1,406)
   Other................................................    60    115       11
                                                         -----  -----  -------
     Income tax provision (benefit)..................... $(223) $ 936  $  (514)
                                                         -----  -----  -------
   Income tax provision (benefit):
    Current:
     Federal............................................ $ (46) $ 508  $   --
     State..............................................    (7)   100      136
                                                         -----  -----  -------
                                                           (53)   608      136
    Deferred:
     Federal............................................  (187)   270     (598)
     State..............................................    17     58      (52)
                                                         -----  -----  -------
                                                          (170)   328     (650)
                                                         -----  -----  -------
                                                         $(223) $ 936  $  (514)
                                                         =====  =====  =======

                                  ESPS, INC.

                                March 31, 2000


  For the year ended March 31, 2000, the Company has a net operating loss of approximately $1,387,000 for federal income tax purposes that will be carried back to the years ended March 31, 1999 and 1998 to recover taxes paid in those years. The Company also has $494,000 of research and development tax credits at March 31, 2000 relating to research expenses incurred in 1994 through 1999. These credits will be carried forward and will begin to expire in years 2009 through 2019. For state tax purposes, the Company has net operating losses of approximately $1,833,000 that begin to expire during the year 2006. The Company recorded a valuation allowance of $230,000 because management believes that the research and development tax credits and net operating loss carryforward may not be fully realizable.

  For federal income tax purposes, the Company utilized approximately $1,295,000 of net operating loss carryforwards to reduce taxable income for the fiscal year ended March 31, 1999. In addition, during the same period the Company utilized $1,000,000 of net operating losses for state tax purposes.

8. Commitments

  The Company leases facilities and equipment under noncancelable operating leases and equipment under a noncancelable capital lease. The interest rate on the capital lease is 8.0%. Interest expense for the years ended March 31, 2000, 1999 and 1998 was $40,000, $0, and $0, respectively.

  Rent expense under all operating leases for the years ended March 31, 2000, 1999 and 1998 was $1,176,000, $697,000, and $96,000, respectively.

  Future minimum lease payments under the Company's leases as of March 31, 2000 are as follows:

                                                           Operating   Capital
                                                             Leases    Leases
                                                           ---------- ---------
   2001................................................... $  973,000 $ 156,000
   2002...................................................    623,000   156,000
   2003...................................................    620,000   156,000
   2004...................................................    620,000   156,000
   Thereafter.............................................    438,000    26,000
                                                           ---------- ---------
   Total minimum lease payments........................... $3,274,000 $ 650,000
                                                           ==========
   Less: Amount representing interest.....................              (99,000)
                                                                      ---------
   Present value of future minimum lease payments.........              551,000
   Less: Current portion..................................             (116,000)
                                                                      ---------
   Long-term debt.........................................            $ 435,000
                                                                      =========

  The Company is obligated to pay royalties to a third party for the use of its software, which is incorporated into the Company's products. The Company pays royalties ranging from 1.7% to 2.5% of the net selling price of its software licenses. Royalty expense is recorded as software licenses revenue is recognized. The royalty agreement is renewable at the Company's election at a rate of 1.7%.

9. Related Party Transaction

  During fiscal 1998, the Company signed a $1,800,000 license agreement with a related party which required the Company to customize software and grant an exclusive, nontransferable worldwide license to use the customized software. In conjunction with the agreement, the Company recognized $1,800,000 of revenue related to this agreement during the fiscal year ended March 31, 1999. The agreement also includes a royalty arrangement in which the Company receives royalties based on sales of the software product. The Company

                                  ESPS, INC.

                                March 31, 2000

received royalties of approximately $431,000 during the fiscal year ended March 31, 2000 and $158,000 for the fiscal year ended March 31, 1999.

10. Employee Benefit Plan

  The Company maintains a retirement plan for eligible employees under the provisions of Internal Revenue Code section 401(k). Participants may defer a portion of their annual compensation on a pretax basis, subject to maximum limits on contributions prescribed by law. Contributions by the Company are at the discretion of the board of directors. No discretionary contributions have been made by the Company to date. Effective July 1, 2000, the Company will begin matching 25% of eligible employees' contributions to the 401(k) plan up to a maximum of 1.5% of the employee's compensation.

11. International Operations

  The Company licenses and markets its products through direct channels throughout the world. Information about the Company's operations in different geographic regions is shown below. Revenues were attributed to geographic areas based on the location of the customer (amounts in thousands.)

                                                          Year ended March 31,
                                                         ----------------------
                                                          2000    1999    1998
                                                         ------- ------- ------
   Revenues:
     United States...................................... $18,336 $14,631 $7,449
     Europe.............................................   4,490   3,318  1,197
                                                         ------- ------- ------
       Total revenues................................... $22,826 $17,949 $8,646
                                                         ======= ======= ======
   Long-lived assets:
     United States...................................... $ 4,713 $ 2,027 $  747
     Europe.............................................     347     303     16
                                                         ------- ------- ------
       Total long-lived assets.......................... $ 5,060 $ 2,330 $  763
                                                         ======= ======= ======

12. Earnings (Loss) Per Share

  The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands except per share data):

                                                       Years ended March 31,
                                                      ------------------------
                                                       2000     1999    1998
                                                      -------  ------- -------
   Net income (loss)................................. $  (332) $ 1,476 $ 2,875
   Weighted average number of common shares
    outstanding......................................  13,041    2,575     754
   Effect of dilutive securities:
     Stock options...................................     --     3,366   1,872
     Series A preferred stock........................     --     8,700   8,700
                                                      -------  ------- -------
   Adjusted weighted average shares outstanding and
    assumed conversions..............................  13,041   14,641  11,326
                                                      =======  ======= =======
   Earnings (loss) per share:
     Basic........................................... $ (0.03) $  0.57 $  3.81
     Diluted......................................... $ (0.03) $  0.10 $  0.25

  Due to their antidilutive effects, series A preferred stock and outstanding stock options to purchase shares of common stock were excluded from the computation of diluted (loss) per share for the fiscal year ended March 31, 2000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on its review of the copies of such reports received by the Company and written representations from certain reporting persons that no Forms 5 were required for those persons. The Company believes that during the fiscal year ended March 31, 2000, all filing requirements applicable to its officers, directors and ten-percent shareholders were satisfied except for a Form 3 for R. Richard Dool which was filed 22 days late, and a Form 4 for Charles Heller which has not been filed.

Compensation of Directors

  In general, Directors who are not employees of the Company receive a fee of $1,000 for attendance at each regular meeting of the Board of Directors, and are also reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings. Non-employee Directors are also eligible to receive annual stock option grants under the Company's 1995 Incentive Stock Option Plan. Mr. Hollenbeck does not receive a fee of $1,000 for attendance at regular meetings of the Board of Directors or stock option grants. Directors who are employees are not compensated for their service on the Board of Directors or any committee thereof.

Item 11. Executive Compensation.

  The following table sets forth information concerning the compensation for services in all capacities to the Company for the fiscal years ended March 31, 2000, 1999, and 1998, of those persons who at March 31, 2000 were (i) the Chief Executive Officer, (ii) each of the four other most highly compensated executive officers of the Company in office who earned more than $100,000 in salary and bonus in fiscal 2000, and (iii) an additional executive officer of the Company who would otherwise be required to be named in this table except for the fact that he is no longer an executive officer as of March 31, 2000 (collectively, the "Named Executive Officers").

Summary Compensation Table

                                                                 Long-Term
                                   Annual Compensation      Compensation Awards
                               --------------------------- ---------------------
                                                           Restricted Securities
Name and Principal                                           Stock    Underlying  All Other
Position                  Year Salary($) Bonus($) Other($)   Awards   Options(#) Compensation
------------------        ---- --------- -------- -------- ---------- ---------- ------------
Terrence P. Brennan(3)..  2000 $175,000  $84,415    $--       $--          --        $--
 President and Chief      1999  175,000   65,625     --        --          --         --
 Executive Officer        1998  150,000   38,000     --        --          --         --

Michael T. Hoey.........
 Vice President,          2000  155,517   19,447     --        --          --         --
 Research and             1999  150,000   15,000     --        --          --         --
 Development              1998  119,166   30,000     --        --      217,500        --

Kevin Leininger(2)......  2000   73,828   21,820     --        --          --         --
 Vice President,          1999  113,950   18,250     --        --      145,000        --
 Marketing

Jeffrey C. Sager(4).....  2000  139,756   58,472     --        --       66,666        --
 Vice President, Sales    1999  130,000   36,750     --        --       58,000        --
                          1998  102,244   30,000     --        --       29,000        --

George B. Pearcy(5).....  2000  127,718   40,071     --        --          --         --
 Vice President, Finance  1999  120,000   31,500     --        --          --         --
 and Administration       1998  117,499   30,000     --        --       72,500        --

Leonard W. von            2000  147,598   28,529     --        --       29,000        --
 Vital(1)...............  1999   61,026       --     --        --      286,004        --
 Vice President, Chief
 Financial Officer

--------
(1) Mr. von Vital joined ESPS on October 26, 1998 and terminated employment on April 4, 2000.
(2) Mr. Leininger joined ESPS on June 8, 1998 and terminated employment on September 30, 1999.
(3) Terry Brennan resigned as President and Chief Executive Officer effective as of April 24, 2000. He remains as Chairman of the Board.
(4) Mr. Sager was recently appointed Vice President, Business Development.
(5) Mr. Pearcy was recently appointed Chief Financial Officer.

  The following table contains information regarding options granted to the Named Executive Officers in the fiscal year ended March 31, 2000 to the executive officers named in the summary compensation table above. The potential realizable value over the terms of the options is based on assumed rates of stock appreciation in compliance with the rules of the SEC and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of ESPS common stock. For the fiscal year ended March 31, 2000, we granted options to acquire up to an aggregate of 888,566 shares to employees and directors, all under the 1995 stock incentive plan and all at an exercise price equal to not less than the fair market value of our common stock on the date of grant as determined in good faith by the board of directors. Optionees may pay the exercise price by cash or check, promissory note, delivery of already-owned shares of our common stock or by a cashless exercise procedure. Options under the 1995 stock incentive plan generally vest over four years with 25% of the shares vesting on the first anniversary of the grant date, and the remaining option shares vesting 6.25% in every calendar quarter after the first anniversary of the grant date. We may modify the standard vesting schedule. The options granted to Mr. Sager during the fiscal year ended March 31, 2000 had immediate vesting.

                                                                               Potential
                                                                            realized Value
                                                                              at Assumed
                                                                            Annual rates of
                                                                              Stock Price
                                                                             Appreciation
                                               Individual Grants            for Option Term
                                     -------------------------------------- ---------------
                          Number of      % of
                         Securities  Total Options
                         Underlying   Granted to
                           Options   Employees in    Exercise    Expiration
Name                     Granted (#)  Fiscal Year  Price ($/Sh.)    Date      5%      10%
----                     ----------- ------------- ------------- ---------- ------- -------
Terrence P. Brennan.....      --          --            --            --        --      --
Michael T. Hoey.........      --          --            --            --        --      --
Kevin Leininger.........      --          --            --            --        --      --
Jeffrey C. Sager (1)....   66,666         7.5            (1)           (1)  247,374 627,280
George B. Pearcy........      --          --            --            --        --      --
Leonard W. von Vital
 (2)....................   29,000         3.3          7.50       6/15/04    60,091 132,786

                       Option Grants in Last Fiscal Year
--------
(1) Mr. Sager was granted 33,333 options at $4.94, expiration date of 12/31/04 and 33,333 options at $6.88, expiration date of 3/31/05.
(2)  Mr. von Vital terminated employment with ESPS on April 4, 2000.
  The following table presents information regarding the value realized upon exercise of options and the number and value of vested and unvested options held by the Named Executive Officers as of March 31, 2000, in the summary compensation table above using the Black-Sholes option-pricing model.

                Aggregated Option Exercises in Last Fiscal Year
                           and FY-End Option Values

                                                 Number of Securities
                                                Underlying Unexercised           Value of Unexercised
                           Shares             Options at Fiscal Year End         In-the-Money Options
                          Acquired    Value               (#)                  at Fiscal Year End ($)(2)
                         On Exercise Realized ------------------------------   -------------------------
Name                         (#)      ($)(1)  Exercisable     Unexercisable    Exercisable Unexercisable
----                     ----------- -------- -------------   --------------   ----------- -------------
Terrence P. Brennan.....      --     $    --          398,747           99,688 $2,711,121    $677,789
Michael T. Hoey.........   50,000     293,550         277,915          121,440  1,891,489     826,521
Kevin Leininger.........   36,250     196,874             --               --         --          --
Jeffrey C. Sager........      --          --          164,540           59,814    607,264     135,705
George B. Pearcy........      --          --          227,015           48,485  1,545,064     329,989
Leonard W. von
 Vital(3)...............    2,000       9,702          75,250          157,754    277,843     479,101

--------
(1) Value Realized represents the fair market value of the shares of common stock underlying the options on the date of exercise less the aggregate exercise price of the option.
(2) Value is based on the difference between the option exercise price and the fair market value of the Company's Common stock at March 31, 2000, the fiscal year-end ($6.875 per share), multiplied by the number of shares underlying the option.
(3) Mr. von Vital terminated employment with ESPS on April 4, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The following table presents stock ownership information, as of May 31, 2000, with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, each director and each Named Executive Officer and all current directors and executive officers as a group.

                                     Shares      Options               Percent
Beneficial Owner(1)                   Owned   Exercisable(2)   Total   of Class
-------------------                 --------- -------------- --------- --------
Adobe Incentive Partners L.P......  4,916,244          --    4,916,244   30.2%
 345 Park Avenue
 San Jose, CA 95110

H & Q ESPS Investors LP...........  2,900,000          --    2,900,000   17.8%
 One Bush Street
 San Francisco, CA 94104

Adobe Ventures LP.................    820,201          --      820,201    5.0%
 One Bush Street
 San Francisco, CA 94104

Terrence P. Brennan(3)............    898,246     448,591    1,346,837    8.0%

Michael T. Hoey...................    144,100     311,447      455,547    2.7%

Jeffrey C. Sager..................     35,186     131,508      347,694    2.1%

George B. Pearcy..................     23,216     243,780      266,996    1.6%

Charles O. Heller.................    134,501      36,590      171,091    1.1%

Christopher B. Hollenbeck.........     50,000       6,500       56,500      *

Margaret A. Archdeacon............        --       41,005       41,005      *

Bradley R. Burget.................        --       49,155       49,155      *

Michael J. Egan...................        --       16,329       16,629      *

Kevin Buxton......................        --          --           --       *

R. Richard Dool...................        --          --           --       *

Kenneth Kaisen....................        --          --           --       *

Leonard W. von Vital(4)...........        --          --           --       *

Kevin Leininger(5)................        --          --           --       *

All current Directors, nominees
 and executive
 officers as a group (12 persons).. 1,285,249   1,284,905    2,751,454   15.4%

--------
 *Represents less than 1% of our outstanding common stock.
(1) Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days are deemed to be outstanding and to be beneficially owned by the person holding such options or convertible notes for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2) Options Exercisable are options currently exercisable or exercisable within 60 days of May 31, 2000.
(3) Includes 162,530 shares of Common Stock held by trusts of which Mrs. Brennan is trustee.
(4)  Mr. von Vital joined ESPS on October 26, 1998 and terminated on April 4,
     2000.
(5) Mr. Leininger joined ESPS on June 8, 1998 and terminated employment on September 30, 1999.

Item 13. Certain Relationships and Related Transactions.

  On April 14, 2000, Kenneth R. Kaisen was appointed to the ESPS Board of Directors. Mr. Kaisen currently is the Vice President, Information Management and Chief Information Officer for the Industry Solutions Operations organization within Xerox Corporation. Mr. Kaisen's appointment took place shortly after Xerox entered a long-term, multi-million dollar technology development and reseller agreement with ESPS that included the creation of a Xerox seat on the ESPS board of directors and Xerox participation on the ESPS Technical Advisory Board. As part of the industry partnership, Xerox and ESPS also have agreed to collaborate on a common product, incorporating the innovative functionality and features of Xerox Dossier Publisher (XDP) and ESPS' CoreDossier(R) into a single, "best of breed" Web content publishing solution.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)(1)(A)Financial Statements.

  (a)(1)(B)Report of Independent Auditors.

      i) Balance Sheets at March 31, 2000 and 1999

      ii) Statements of Income for the years ended March 31, 2000, 1999 and
      1998

      iii) Statements of Stockholders' Equity for the years ended March 31, 2000, 1999 and 1998

      iv) Statements of Cash Flows for the years ended March 31, 2000, 1999 and 1998

      v) Notes to Financial Statements

  Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto.

  (a)(3)List of Exhibits.

 Exhibit No. Description
 ----------- -----------
     3.1     Form of Second Amended and Restated Certificate of Incorporation
             of the Company. (Filed as Exhibit 3.1 to the Form S-1/A dated June
             3, 1999 and incorporated herein by reference.)

     3.2 Form of Second Amended and Restated Bylaws of the Company. (Filed as Exhibit 3.2 to the Form S-1/A dated June 3, 1999 and incorporated herein by reference.)

    10.1 1995 Stock Incentive Plan, as amended. (Filed as Exhibit 10.1 to the Form S-1/A dated April 1, 1999 and incorporated herein by reference.)

    10.2 Lease between Maplewood Center Limited Partnership and the Company dated June 10, 1998. (Filed as Exhibit 10.2 to the Form S-1 dated
             March 31, 1999 and incorporated herein by reference.)

    10.3 ESPS Rights Agreement dated July 5, 1994. (Filed as Exhibit 10.3 to the Form S-1 dated March 31, 1999 and incorporated herein by reference.)

    10.4 License and Marketing Agreement between Adobe Systems Incorporated and the Company dated November 6, 1997. (Filed as Exhibit 10.4 to the Form S-1 dated March 31, 1999 and incorporated herein by reference.)

    10.5     Value Added Reseller License Agreement between Versant Object
             Technology and the Company dated December 31, 1996. (Filed as
             Exhibit 10.5 to the Form S-1/A dated June 15, 1999 and incorporated herein by reference.)#

    10.6     Convertible Promissory Note between Adobe Ventures L.P. and the
             Company dated July 29, 1996. (Filed as Exhibit 10.6 to the Form S-
             1 dated March 31, 1999 and incorporated herein by reference.)

    10.7     Convertible Promissory Note between Adobe Ventures L.P. and the
             Company dated September 18, 1996. (Filed as Exhibit 10.7 to the
             Form S-1 dated March 31, 1999 and incorporated herein by reference.)

    10.8     Convertible Promissory Note between Adobe Ventures L.P. and the
             Company dated November 6, 1996. (Filed as Exhibit 10.8 to the Form
             S-1 dated March 31, 1999 and incorporated herein by reference.)

 Exhibit No. Description
 ----------- -----------
    10.9     Series A Preferred Stock Purchase Agreement between Adobe Ventures
             L.P., H&Q Investors L.P. and the Company. (Filed as Exhibit 10.9
             to the Form S-1/A dated June 3, 1999 and incorporated herein by reference.)

    10.10 ESPS, Inc. Employee Stock Purchase Plan. (Filed as Exhibit 10.10 to the Form S-1/A dated May 18, 1999 and incorporated herein by reference.)

    21       Subsidiaries/None

    23       Consent of Ernst & Young LLP, Independent Auditors.

    24       Power of Attorney (included on signature page).

    27*      Financial Data Schedule.

--------
* Filed herewith.
# Portions of this exhibit were omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to a request for confidential treatment.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of June, 2000.

                                          ESPS, Inc.

                                                    /s/ R. Richard Dool
                                          By: _________________________________
                                                      R. Richard Dool
                                                    President and Chief
                                                     Executive Officer

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. Richard Dool and George B. Pearcy, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ R. Richard Dool             President, Chief Executive    June 29, 2000
______________________________________  Officer and Director
           R. Richard Dool              (Principal Executive
                                        Officer)

       /s/ George B. Pearcy            Vice President and Chief      June 29, 2000
______________________________________  Financial Officer
           George B. Pearcy             (Principal Financial and
                                        Accounting Officer)

     /s/ Terrence P. Brennan           Chairman of the Board         June 29, 2000
______________________________________
         Terrence P. Brennan

       /s/ Michael J. Egan             Director                      June 29, 2000
______________________________________
           Michael J. Egan

      /s/ Charles O. Heller            Director                      June 29, 2000
______________________________________
          Charles O. Heller

  /s/ Christopher B. Hollenbeck        Director                      June 29, 2000
______________________________________
      Christopher B. Hollenbeck

        /s/ Kenneth Kaisen             Director                      June 29, 2000
______________________________________
            Kenneth Kaisen