Form 10-Q
period 2000-06-30
ESPS INC
filed 2000-08-11
CIK 1082456

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                  ___________________________________________

                                   FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          June 30, 2000
                               --------------------------------

                                       or

[    ]Transition Report Pursuant to Section 13 or 15(d) of The Securities
Exchange Act of 1934.

For the transition period from            to

                        Commission File Number: 0-26245
                                                -------

                                   ESPS, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                           23-2762324
     -------------------------------          --------------------
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)             Identification No.)

     1300 Virginia Drive, Suite 125, Ft. Washington, PA               19034
     ---------------------------------------------------          ------------
          (Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code: (215) 619-6000
                                                           ---------------

                                    N/A
                                    ---
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No ____
                                        ---


As of August 9, 2000, 16,843,151 shares of the registrant's Common Stock, par value $0.001 per share, were outstanding.

                                   ESPS, INC.

                                   FORM 10-Q
                                QUARTERLY REPORT
                                     INDEX

                                                                                Page No.
                                                                                --------

Facing Sheet                                                                           1

Index                                                                                  2

PART I - FINANCIAL INFORMATION
----------------------------------------------------

Item 1.   Financial Statements

           Balance Sheets (Unaudited)                                                  3

           Statements of Operations (Unaudited)                                        4

           Statements of Cash Flows (Unaudited)                                        5

           Notes to Unaudited Financial Statements                                     6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                         7

Item 3.    Quantitative and Qualitative Disclosure About Market Risk                  12

PART II - OTHER INFORMATION
----------------------------------------------------

Item 1.    Legal Proceedings                                                          12

Item 2.    Changes in Securities and Use of Proceeds                                  13

Item 3.    Defaults upon Senior Securities                                            13

Item 4.    Submission of Matters to a Vote of Security Holders                        13

Item 5.    Other Information                                                          13

Item 6.    Exhibits and Reports on Form 8-K                                           13

           Signatures                                                                 14

Exhibit 27 Financial Data Schedule                                                    15

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  FINANCIAL STATEMENTS
-----------------------------

                                  ESPS, INC.
                                  -----------
                                BALANCE SHEETS
                                --------------
                                (In thousands)




                                                                             June 30, 2000          March 31, 2000
                                                                        -----------------------  ---------------------
                                                                              (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                           $23,315                $22,593
   Accounts receivable, net of allowance of $182 and $239                                6,433                  6,271
   Other current assets                                                                    729                    684
   Prepaid income taxes                                                                    392                  1,282
   Deferred income taxes                                                                   634                    634
                                                                                       -------                -------
     Total current assets                                                               31,503                 31,464
Property and equipment,  net                                                             3,781                  3,869
Purchased software                                                                       1,191                  1,191
Other assets                                                                                40                     40
                                                                                       -------                -------
Total assets                                                                           $36,515                $36,564
                                                                                       =======                =======

Liabilities and stockholders' equity
Current liabilities:
   Current portion of long-term debt                                                   $   119                $   116
   Accounts payable and accrued expenses                                                 2,035                  2,136
   Deferred revenues                                                                     2,826                  3,288
                                                                                       -------                -------
     Total current liabilities                                                           4,980                  5,540

Long-term debt                                                                             404                    435
Deferred income taxes                                                                      142                    142

Stockholders'equity:
   Common stock, $0.001 par value: Authorized shares 50,000
     issued and out standing shares, 16,563 shares at June 30, 2000 and
     16,147 shares at March 31, 2000                                                        17                     16
   Additional paid-in capital                                                           30,699                 30,469
   Retained earnings                                                                       313                     17
   Deferred stock compensation                                                             (40)                   (55)
                                                                                       -------                -------
Stockholders' equity                                                                    30,989                 30,447
                                                                                       -------                -------
Total liabilities and stockholders' equity                                             $36,515                $36,564
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

                                   ESPS, INC.
                                   ----------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                            Three months ended
                                                                              ---------------
                                                                                  June 30,
                                                                              ---------------
                                                                             2000             1999
                                                                           -------          -------

Revenues:
   Software licenses                                                       $ 4,038          $ 3,829
   Services and maintenance                                                  2,406            2,085
                                                                           -------          -------
         Total  revenues                                                     6,444            5,914

Cost of revenues:
  Software licenses                                                             90               97
  Services and maintenance                                                   1,673            1,401
                                                                           -------          -------
         Total  cost of revenues                                             1,763            1,498
                                                                           -------          -------

Gross profit                                                                 4,681            4,416
Operating expenses:
   Research and development                                                  1,344            1,198
   Sales and marketing                                                       2,232            2,326
   General and administrative                                                  982              792
                                                                           -------          -------
          Total operating expenses                                           4,558            4,316
                                                                           -------          -------

Income from operations                                                         123              100
Interest, net                                                                  336               71
                                                                           -------          -------
Income before income taxes                                                     459              171
Income tax provision                                                           163               65
                                                                           -------          -------
Net income                                                                 $   296          $   106
                                                                           =======          =======

Earnings per share:
          Basic                                                              $0.02            $0.02
                                                                           =======          =======
          Diluted                                                            $0.02            $0.01
                                                                           =======          =======
Shares used in computation of earnings per share:
          Basic                                                             16,319            5,179
                                                                           =======          =======
          Diluted                                                           18,249           15,455
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

                                   ESPS, INC.
                                  -----------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                 (In thousands)
                                  (Unaudited)


                                                                                      Three months ended
                                                                                      -----------------
                                                                                           June 30,
                                                                                      -----------------
                                                                                     2000               1999
                                                                                  -------            -------

Operating activities:
   Net income                                                                     $   296            $   106
   Adjustments to reconcile net income to net cash provided in
        Operating activities:
           Depreciation and amortization                                              303                166
           Amortization of deferred stock compensation                                 10                 17
        Changes in operating assets and liabilities:
                   Accounts receivable                                               (162)               367
                   Other assets                                                       (45)              (132)
                   Prepaid taxes                                                      890                  -
                   Accounts payable and accrued expenses                             (101)               580
                   Deferred revenues                                                 (462)               183
                                                                                  -------            -------
   Net cash provided by  operating activities                                         729              1,287
                                                                                  -------            -------

Investing activities:
Purchases of property and equipment                                                  (215)              (467)

Financing activities:
Proceeds from the sale of common stock                                                  -             22,241
Repayments of long-term debt                                                          (28)                (9)
Proceeds from exercise of stock options                                               236                  5
                                                                                  -------            -------
  Net cash provided by financing activities                                           208             22,237

Net increase in cash and cash equivalents                                             722             23,057
Cash and cash equivalents balance, beginning of period                             22,593              1,812
                                                                                  -------            -------
Cash and cash equivalents balance, end of period                                  $23,315            $24,869
                                                                                  =======            =======

Supplemental cash flow disclosure:
   Interest paid                                                                  $    11            $     4
   Income taxes paid                                                              $     -            $     5
   Fixed assets financed through capital lease obligations                        $     -            $   642





           See accompanying notes to unaudited financial statements.

------------------------------------------

                                   ESPS, INC.
                                   ----------
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


1.     Description of Business and Basis of Presentation
       --------------------------------------------------

ESPS, Inc., a Delaware corporation, is a leading developer of publishing software solutions for document-intensive industries. ESPS software and consulting solutions are utilized by a majority of the world's pharmaceutical manufacturers and serves a growing and diversified customer base requiring a robust publishing initiative. ESPS' software solutions are recognized as best-of-breed and have become the most widely used software solution for regulatory and pre-market approval initiatives.

ESPS is building its presence in a new, growing field-knowledge publishing. Knowledge publishing utilizes advanced electronic technology to efficiently manage the collection of raw data, develop it into information, and further transform it into usable, documented knowledge. With the exponential rise in e-commerce transactions, businesses are increasingly shifting to the highly efficient process of electronic publishing and away from the traditional time consuming and complex paper-based documentation.

Interim Financial Information

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited financial statements for the fiscal year ended March 31, 2000, included in our Form 10-K, filed which are hereby incorporated by reference in this quarterly report on Form 10-Q.

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

3.  Net Income Per Common Share
    ----------------------------

Basic and diluted net income per common share is calculated by dividing the net income by the weighted average number of common shares outstanding.

Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                Three months ended
                                                                              ----------------------
                                                                                     June 30,
                                                                              ---------------------
                                                                                2000          1999
                                                                              -------       -------
Net income                                                                    $   296       $   106
                                                                              =======       =======
Weighted average number of common shares outstanding                           16,319         5,179
Effect of dilutive securities:
   Stock options                                                                1,930         3,010
   Series A preferred stock                                                         -         7,266
                                                                              -------       -------
Adjusted weighted average shares outstanding and assumed conversions           18,249        15,455
                                                                              =======       =======
Earnings per share:
   Basic                                                                      $  0.02       $  0.02
                                                                              =======       =======
   Diluted                                                                    $  0.02       $  0.01
                                                                              =======       =======

4.  Long-Term Debt
    --------------

In June, 1999, the Company entered into a $642,000 capital lease agreement, consisting of software and hardware to support the Company's infrastructure. The term of the lease is 60 months with monthly payments of approximately $13,000.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
 OF OPERATIONS
 --------------

Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, those listed under the caption "Factors Affecting Operating Results" described herein and the Risk Factors set forth in our filings with the Securities and Exchange Commission, including our Form 10-K for March 31, 2000.

Overview
--------

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

ESPS is building its presence in a new, growing field-knowledge publishing. Knowledge publishing utilizes advanced electronic technology to efficiently manage the collection of raw data, develop it into information, and further transform it into usable, documented knowledge. With the exponential rise in e-commerce transactions, businesses are increasingly shifting to the highly efficient process of electronic publishing and away from the traditional time consuming and complex paper-based documentation.

As the de facto standard for electronic publishing, the ESPS software suite enables its customers-enterprise-wide-to transform raw data into documented, referential information required for product approval, regulatory submissions and other document intensive applications.

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

CoreDossier functionality is enhanced with industry-specific modules and application programming interfaces (API's). The CoreDossier product platform provides the foundation for managing large, complex and compound documents for multiple applications including the pre-market approval processes throughout an organization. For example, CoreDossier enables users to input information stored enterprise-wide in almost any file format including paper, word processing, voice, video, spreadsheets, graphics programs and proprietary software and output the information in any format. Industry-specific modules work with the CoreDossier platform to perform functions designed to meet industry-specific requirements. The CoreDossier API's enable third parties to develop custom applications and extend access to additional external information sources.

Results of Operations
---------------------

The following table presents statement of operations data as a percentage of total revenues:


                                                                          Three months
                                                                         Ended June 30,
                                                                       -----------------
                                                                     2000               1999
                                                                    -----              -----
Statement of Operations Data:
  Revenues:
     Software licenses                                               62.7%              64.7%
     Services and maintenance                                        37.3               35.3
                                                                    -----              -----
        Total revenues                                              100.0              100.0
  Cost of revenues:
     Software licenses                                                1.4                1.6
     Services and maintenance                                        26.0               23.7
                                                                    -----              -----
        Total cost of revenues                                       27.4               25.3
                                                                    -----              -----
  Gross profit                                                       72.6               74.7
  Operating expenses:
     Research and development                                        20.9               20.3
     Sales and marketing                                             34.6               39.3
     General and administrative                                      15.2               13.4
                                                                    -----              -----
        Total operating expenses                                     70.7               73.0
                                                                    -----              -----
  Income from operations                                              1.9                1.7
  Interest, net                                                       5.2                1.2
                                                                    -----              -----
  Income before income taxes                                          7.1                2.9
  Income tax provision                                                2.5                1.1
                                                                    -----              -----
  Net income                                                          4.6%               1.8%
                                                                    =====              =====

Comparison of Three Months Ended June 30, 2000 and 1999
-------------------------------------------------------

For the three months ended June 30, 2000, revenues were $6.4 million, representing an increase of 9% over the $5.9 million for the comparable period in 1999. Net income for the three months ended June 30, 2000 was $296,000, or $0.02 per diluted share, compared to $106,000, or $0.01 per diluted share for the same period in 1999. Weighted average shares used in computing diluted earnings per share in the first fiscal quarter were 18.2 million versus 15.5 million in the same period in the prior year.

Revenues

License revenues.   License revenues increased 5% to $4.0 million for the three months ended June 30, 2000, from $3.8 million for the three months ended June 30, 1999. This increase is primarily due to a large deployment of our new kPublisher software to File Net in the current period.

Services and maintenance revenues. Services and maintenance revenues increased 15% to $2.4 million for the three months ended June 30, 2000 from $ 2.1 million, for the three months ended June 30, 1999. This increase resulted primarily from an increase in demand for implementation and maintenance services on a larger customer base.

For the three months ended June 30, 2000, one customer accounted for 25% of revenues and for the three months ended June 30, 1999, one customer accounted for 18% of revenues.

Cost of Revenues

Cost of software licenses revenues.   Cost of software licenses revenues
consists primarily of royalties we pay to third parties for the use of their technology incorporated into our CoreDossier products. Cost of software licenses as a percentage of revenues were 1.4% of license revenues for the three months ended June 30, 2000 and 1.6% for the three months ended June 30, 1999. The reduced cost of software license revenues percentage is due to the contract with File Net, which did not have any cost of software license revenues as no third party software was embedded in our kPublisher product. There was no amortization for purchased software in the periods presented. We expect the cost of software license revenues to increase in future periods as we deploy this technology to our customers.

Cost of services and maintenance revenues.   Cost of services and maintenance
revenues consists primarily of personnel costs related to professional services and customer support. Cost of services and maintenance revenues increased 19% to $1.7 million for the three months ended June 30, 2000 from $1.4 million for the three months ended June 30, 1999. This increase resulted primarily from the hiring and training of 6 additional professional services and customer support personnel to support our increased customer base. The number of professional services and maintenance professional services and customer support personnel increased to 53 at June 30, 2000 from 47 at June 30, 1999. Cost of services and maintenance revenues as a percentage of services and maintenance revenues increased to 70% for the three months ended June 30, 2000 from 67% for the three months ended June 30, 1999. The cost of services and maintenance revenues as a percentage of services and maintenance revenues may vary among periods because of the mix of services we provide which have different cost structures.
Service and maintenance gross profits were 30% for the three months ended June 30, 2000 compared to 33% for the three months ended June 30, 1999.

Operating Expenses

Research and development.   Research and development expenses consist primarily
of salaries and benefits for software developers, quality assurance personnel, and program managers and technical writers. Research and development expenses increased 12% to $1.3 million for the three months ended June 30, 2000 from $1.2 million for the three months ended June 30, 1999. This increase resulted primarily from an increase in recruiting fees, depreciation and office rent. Research and development expenses represented 21% of our total revenues for the three months ended June 30, 2000 and 20% for the three months ended June 30, 1999.

Sales and marketing.   Sales and marketing expenses consist primarily of
salaries, commissions earned by sales personnel, travel, promotional expenses and communication costs related to direct sales efforts. Sales and marketing expenses decreased 4% to $2.2 million in the three months ended June 30, 2000 from $2.3 million for the three months ended June 30, 1999. This decrease resulted primarily from our reduced headcount and related costs. The number of our executive, sales and marketing personnel decreased to 44 at June 30, 2000 from 53 as of June 30, 1999. Sales and marketing expenses represented 35% of our total revenues for the three months ended June 30, 2000 and 39% for the three months ended June 30, 1999. We believe that we will need to significantly increase our sales and marketing expenses to expand our market position, and further increase our penetration and acceptance of our products in other targeted industries. Accordingly, we anticipate that sales and marketing expenses will increase in future periods.

General and administrative.   General and administrative expenses consist
primarily of salaries, benefits and related costs for executive, finance, administrative, and information services personnel. These expenses also include
fees for legal, accounting, and consulting services.   General and
administrative expenses increased 24% to $982,000 for the three months ended June 30, 2000 from $792,000 for the three months ended June 30, 1999. This increase resulted primarily from severance and bonus of our former president and increased travel costs. The number of our executive, finance and administrative personnel remained constant at 22 as of June 30, 2000 and June 30, 1999.

Interest, net.   Interest, net is derived from interest income earned on our cash and cash equivalents, offset by interest expense on our capital lease. Net interest income increased 373% to $336,000 for the three months ended June 30,
2000 from $71,000 for the three months ended June 30, 1999.   This increase was
primarily attributable to income earned on the invested proceeds from the Company's initial public offering on June 16, 1999.

Income tax provision.   Income tax provision increased by $98,000 to $163,000
for the three months ended June 30, 2000 from $65,000 for the three months ended
June 30, 1999.   This increase resulted from higher income before income taxes for the three months ended June 30, 2000.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2000, we had cash and cash equivalents of $23.3 million, an increase of $722,000 from cash and cash equivalents held at March 30, 2000. Our working capital at June 30, 2000 was $26.5 million, compared to $25.9 million at March 30, 2000.

Our operating activities resulted in net cash inflows of $729,000 for the three months ended June 30, 2000 and $1.3 million for the three months ended June 30, 1999. The operating cash inflows for the three months ended June 30, 2000 were from the income for the period, a refund of prepaid income taxes, and depreciation. Decreases in deferred revenues, accounts payable and accrued expenses, as well as increases in accounts receivable and other assets partially offset the cash provided by operating activities. The sources of cash in the three months ended June 30, 1999 were primarily income for the period, increases in deferred revenues, accounts payable and accrued expenses, and decreases in accounts receivable offset by decreases in other assets.

Investing activities used cash of $215,000 for the three months ended June 30, 2000, and $467,000 for the three months ended June 30, 1999 for the purchase of property and equipment.

Financing activities provided cash of $208,000 for the three months ended June 30, 2000 due to proceeds from the exercise of stock options, partially offset by the payment of long term debt. Financing activities provided $22.2 million for the three months ended June 30, 1999 due primarily to the proceeds from the sale of common stock from the Company's initial public offering.

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

We have historically sold most of our products and services to businesses in the pharmaceutical and biotechnology industry. We have recently begun selling our products and services to other industries requiring robust publishing initiatives. Our business strategy includes targeting applications that are document-intense publishing operations including bids and proposed management of large documents, and others. We may not experience the same level of sales in other industries as in the pharmaceutical and biotechnology industry.

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

We depend on service revenues. Support and service revenues represented 37% of our total revenues for the first quarter of fiscal 2001 and 39% of our total revenues for fiscal 2000. We anticipate that service revenues will continue to represent a significant percentage of total revenues. Because service revenues have lower gross margins than license revenues, a continued increase in the percentage of total revenues represented by service revenues resulting from increased services and maintenance revenues or a decrease in license revenues could have a detrimental impact on overall gross margins and our operating results.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         ---------------------------------------------------------

We are exposed to financial market risks, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not have any derivative instruments.

The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analysis performed on our balances as of June 30, 2000.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
         -----------------

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not involved in any legal proceedings, which would, in management's opinion, have a material adverse effect on the Company's business or results of operations.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

There have been no changes in securities during the quarter ended June 30, 2000.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

There have been no defaults by the Company on any Senior Securities during the quarter ended June 30, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of the Company's stockholders during the first quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

Item 5.  Other Information
         -----------------

On April 24, 2000, Terrence P. Brennan resigned as President and Chief Executive Officer, but retained his position as Chairman of the Board. On June 29, 2000, Mr. Brennen resigned as Chairman of the Board. Mr. R. Richard Dool assumed the position of President, Chief Executive Officer on April 24, 2000 and Director on July 21, 2000.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(A)  Exhibits

     (27)  Financial Data Schedule

(B)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter covered by this Form10-Q.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of August 2000.

                                  ESPS, INC.


                        By:    /s/R. Richard Dool
                               ------------------
                               R. Richard Dool
                               President and Chief Executive Officer
                               (Principal Executive Officer)

                        By:    /s/George B. Pearcy
                               ---------------------------------------------
                               George B. Pearcy
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)