Form 10-Q
period 2000-09-30
ESPS INC
filed 2000-11-14
CIK 1082456

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                  ___________________________________________

                                   FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          September 30, 2000
                               -------------------------------------

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


As of November 9, 2000, 17,131,696 shares of the registrant's Common Stock, par value $0.001 per share, were outstanding.

                                   ESPS, INC.

                                   FORM 10-Q
                                QUARTERLY REPORT
                                     INDEX

                                                                                                                 Page No.
                                                                                                                 --------

Facing Sheet                                                                  1

Index                                                                         2

PART I - FINANCIAL INFORMATION
----------------------------------------------------

ITEM 1.       Financial Statements

              Balance Sheets (Unaudited)                                       3

              Statements of Operations (Unaudited)                             4

              Statements of Cash Flows (Unaudited)                             5

              Notes to Unaudited Financial Statements                          6

ITEM 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                               7

ITEM 3.       Quantitative and Qualitative Disclosure About Market Risk        14

PART II - Other Information
----------------------------------------------------

ITEM 1.       Legal Proceedings                                                14

Item 2.       Changes in Securities and Use of Proceeds                        14

Item 3.       Defaults upon Senior Securities                                  14

Item 4.       Submission of Matters to a Vote of Security Holders              14

Item 5.       Other Information                                                15

Item 6.       Exhibits and Reports on Form 8-k                                 15

              Signatures                                                       16

Exhibit 27    Financial Data Schedule                                          17

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  FINANCIAL STATEMENTS
-----------------------------

                                  ESPS, INC.
                                   -----------
                                 BALANCE SHEETS
                                 --------------
                                 (In thousands)




                                                                          September 30, 2000        March 31, 2000
                                                                        -----------------------  ---------------------
                                                                             (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                           $22,434                $22,593
   Accounts receivable, net of allowance of $217 and $239                                7,758                  6,271
   Other current assets                                                                    856                    684
   Prepaid income taxes                                                                    253                  1,282
   Deferred income taxes                                                                   634                    634
                                                                                       -------                -------
   Total current assets                                                                 31,935                 31,464
Property and equipment,  net                                                             3,969                  3,869
Purchased software                                                                       1,158                  1,191
Other assets                                                                                40                     40
                                                                                       -------                -------
Total assets                                                                           $37,102                $36,564
                                                                                       =======                =======

Liabilities and stockholders' equity
Current liabilities:
   Current portion of long-term debt                                                   $   121                $   116
   Accounts payable and accrued expenses                                                 2,113                  2,136
   Deferred revenues                                                                     3,375                  3,288
                                                                                       -------                -------
   Total current liabilities                                                             5,609                  5,540

Long-term debt                                                                             374                    435
Deferred income taxes                                                                      142                    142
Stockholders'equity:
   Common stock, $0.001 par value: Authorized shares 50,000 issued and outstanding shares, 16,992 shares at September 30, 2000 and 16,147
     shares at March 31, 2000                                                               17                     16
   Additional paid-in capital                                                           30,743                 30,469
   Retained earnings                                                                       241                     17
   Deferred stock compensation                                                             (24)                   (55)
                                                                                       -------                -------
Stockholders' equity                                                                    30,977                 30,447
                                                                                       -------                -------
Total liabilities and stockholders' equity                                             $37,102                $36,564
                                                                                       =======                =======

           See accompanying notes to unaudited financial statements.

                                   ESPS, INC.
                                   ----------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                        Three months ended              Six months ended
                                                                   ----------------------------    ----------------------------
                                                                          September 30,                   September 30,
                                                                   ----------------------------    ----------------------------
                                                                           2000           1999           2000           1999
                                                                        -------        -------        -------        -------

Revenues:
   Software licenses                                                    $ 3,702        $ 3,364        $ 7,740        $ 7,193
   Services and maintenance                                               2,850          2,261          5,256          4,346
                                                                        -------        -------        -------        -------
         Total  revenues                                                  6,552          5,625         12,996         11,539

Cost of revenues:
  Software licenses                                                          99            144            189            241
  Services and maintenance                                                1,745          1,437          3,418          2,838
                                                                        -------        -------        -------        -------
         Total  cost of revenues                                          1,844          1,581          3,607          3,079
                                                                        -------        -------        -------        -------

Gross profit                                                              4,708          4,044          9,389          8,460
Operating expenses:
   Research and development                                               1,275          1,246          2,619          2,444
   Sales and marketing                                                    2,940          2,546          5,172          4,872
   General and administrative                                               929            838          1,911          1,630
                                                                        -------        -------        -------        -------
          Total operating expenses                                        5,144          4,630          9,702          8,946
                                                                        -------        -------        -------        -------

Loss from operations                                                       (436)          (586)          (313)          (486)
Interest, net                                                               341            265            677            336
                                                                        -------        -------        -------        -------
Income (loss) before income taxes                                           (95)          (321)           364           (150)
Income tax provision (benefit)                                              (23)          (122)           140            (57)
                                                                        -------        -------        -------        -------
Net income (loss)                                                       $   (72)       $  (199)       $   224        $   (93)
                                                                        =======        =======        =======        =======

Earnings (loss) per share:
          Basic                                                           $0.00         $(0.01)         $0.01         $(0.01)
                                                                        =======        =======        =======        =======
          Diluted                                                         $0.00         $(0.01)         $0.01         $(0.01)
                                                                        =======        =======        =======        =======
Shares used in computation of earnings (loss)per share:
          Basic                                                          16,841         15,500         16,582         10,368
                                                                        =======        =======        =======        =======
          Diluted                                                        16,841         15,500         18,271         10,368
                                                                        =======        =======        =======        =======

           See accompanying notes to unaudited financial statements.

                                   ESPS, INC.
                                  -----------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                        Six months ended
                                                                                  --------------------------
                                                                                          September 30,
                                                                                  --------------------------
                                                                                     2000               1999
                                                                                  -------            -------

Operating activities:
   Net income (loss)                                                              $   224            $   (93)
   Adjustments to reconcile net income to net cash provided in
        Operating activities:
           Depreciation and amortization                                              699                414
           Amortization of deferred stock compensation                                 18                 70
           Provision for losses on accounts receivable                                 25                  -
           Changes in operating assets and liabilities:
                   Accounts receivable                                             (1,512)               175
                   Other assets                                                      (172)              (510)
                   Prepaid taxes                                                    1,029               (701)
                   Accounts payable and accrued expenses                              (23)              (965)
                   Deferred revenues                                                   87                420
                                                                                  -------            -------
   Net cash provided by (used in) operating activities                                375             (1,190)
                                                                                  -------            -------

Investing activities:
Purchases of property and equipment                                                  (766)            (1,206)

Financing activities:
Proceeds from the sale of common stock                                                  -             22,241
Repayments of long-term debt                                                          (56)               (36)
Proceeds from exercise of stock options                                               288                 74
                                                                                  -------            -------
  Net cash provided by financing activities                                           232             22,279

Net increase (decrease) in cash and cash equivalents                                 (159)            19,883
Cash and cash equivalents balance, beginning of period                             22,593              1,812
                                                                                  -------            -------
Cash and cash equivalents balance, end of period                                  $22,434            $21,695
                                                                                  =======            =======

Supplemental cash flow disclosure:
   Interest paid                                                                  $    21            $    16
   Income taxes paid                                                              $     -            $ 1,132
   Fixed assets financed through capital lease obligations                        $     -            $   642



See accompanying notes to unaudited financial statements.

-------   --------------------------------

                                  ESPS, INC.
                                  ----------
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


1.  Description of Business and Basis of Presentation
    --------------------------------------------------

ESPS, Inc., a Delaware corporation, is a leading developer of publishing software solutions for document-intensive industries. ESPS software and consulting solutions are utilized by a majority of the world's pharmaceutical manufacturers and serve a growing and diversified customer base requiring a robust publishing initiative. ESPS' software solutions are recognized as best-of-breed and have become the most widely used software solutions for regulatory and pre-market approval initiatives.

ESPS is building its presence in a new, growing field - knowledge publishing. Knowledge publishing utilizes advanced electronic technology to efficiently manage the collection of raw data, develop it into information, and further transform it into usable, documented knowledge. With the exponential rise in e-commerce transactions, businesses are increasingly shifting to the highly efficient process of electronic publishing and away from the traditional time consuming and complex paper-based documentation.

Interim Financial Information

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited financial statements for the fiscal year ended March 31, 2000, included in our Form 10-K, filed which are hereby incorporated by reference in this quarterly report on Form 10-Q.

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

3.  Net Income Per Common Share
--------------------------------

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                          Three months ended   Six months ended
                                                                         --------------------  -----------------
                                                                            September 30,        September 30,
                                                                         --------------------  -----------------
                                                                            2000       1999      2000     1999
                                                                          -------    -------   -------  -------
Net income (loss)                                                         $   (72)   $  (199)  $   224  $   (93)
                                                                          =======    =======   =======  =======
Weighted average number of common shares outstanding                       16,841     15,500    16,582   10,368
Effect of dilutive securities:
   Stock options                                                                -          -     1,689        -
                                                                          -------    -------   -------  -------
Adjusted weighted average shares outstanding and assumed conversions       16,841     15,500    18,271   10,368
                                                                          =======    =======   =======  =======
Earnings per share:
   Basic                                                                  $  0.00    $ (0.01)  $  0.01  $ (0.01)
                                                                          =======    =======   =======  =======
   Diluted                                                                $  0.00    $ (0.01)  $  0.01  $ (0.01)
                                                                          =======    =======   =======  =======

4. Subsequent Event
   ----------------

On November 7, 2000 the Company entered into a convertible note agreement with a technology company partially owned by an employee and shareholder of the Company, who is a related party. Under the terms of the agreement, the Company committed to loan the borrower $1,000,000 in two equal installments. The first installment was paid upon execution of the agreement. The remaining commitment of $500,000 is contingent upon the borrower achieving certain milestones related to development of its technology. The debenture is convertible in whole or in part, into stock of the borrower either upon the borrower securing $3 million in additional financing, or upon a change of control of the borrower. The note is due on July 31, 2002, and bears interest at the rate of 7% annually. Under the terms of the agreement, the Company received a license to use the technology under development, and is also obligated to pay the borrower a royalty based on future sales of the Company's product which include technology licensed from the borrower.


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

Overview
--------

ESPS is a leading developer of publishing software solutions for document-intensive industries. ESPS software and consulting solutions are utilized by a majority of the world's pharmaceutical manufacturers and serves a growing and diversified customer base requiring a robust publishing initiative. ESPS' software solutions are recognized as best - of - breed and have become the most widely used software solutions for regulatory and pre-market approval initiatives.

ESPS is building its presence in a new, growing field - knowledge publishing. Knowledge publishing utilizes advanced electronic technology to efficiently manage the collection of raw data, develop it into information, and further transform it into usable, documented knowledge. With the exponential rise in e-commerce transactions, businesses are increasingly shifting to the highly efficient process of electronic publishing and away from the traditional time consuming and complex paper-based documentation.

As the de facto standard for electronic publishing, the ESPS software suite enables its customers - enterprise - wide - to transform raw data into documented, referential information required for product approval, regulatory submissions and other document intensive applications.

ESPS provides its customers with in - depth industry - specific expertise to better determine the customer's publishing needs and requirements. With a more efficient publication and distribution process, ESPS customers can deliver their product to market faster, reduce collaboration and production costs, and earn a higher return on their investment.

Founded in 1994, ESPS helps businesses in many industries including those that are highly regulated and document-intensive to manage and meet their publishing needs more efficiently by using advanced technology. As a result, CoreDossier(R), the Company's flagship product, was introduced in 1995 to enable electronic management and publishing of regulatory compliance documents. Five years later, CoreDossier has established a majority presence in the world's pharmaceutical and biotechnology companies, and also is utilized by contract research organizations, medical device companies, chemical companies, government and other industries.

CoreDossier functionality is enhanced with industry - specific modules and application programming interfaces (API's). The CoreDossier product platform provides the foundation for managing large, complex and compound documents for multiple applications including the pre-market approval processes throughout an organization. For example, CoreDossier enables users to input information stored enterprise-wide in almost any file format including paper, word processing, voice, video, spreadsheets, graphics programs and proprietary software and output the information in any format. Industry-specific modules work with the CoreDossier platform to perform functions designed to meet industry-specific requirements. The CoreDossier API's enable third parties to develop custom applications and extend access to additional external information sources.

Results of Operations
---------------------

The following table presents statement of operations data as a percentage of total revenues:


                                                                        Three months                       Six months
                                                                     Ended September 30,               Ended September 30,
                                                                  -----------------------           -----------------------

                                                                   2000             1999             2000             1999
                                                                  -----            -----            -----            -----
Statement of Operations Data:
  Revenues:
     Software licenses                                             56.5%            59.8%            59.6%            62.3%
     Services and maintenance                                      43.5             40.2             40.4             37.7
                                                                  -----            -----            -----            -----
        Total revenues                                            100.0            100.0            100.0            100.0
  Cost of revenues:
     Software licenses                                              1.5              2.6              1.5              2.1
     Services and maintenance                                      26.6             25.5             26.3             24.6
                                                                  -----            -----            -----            -----
        Total cost of revenues                                     28.1             28.1             27.8             26.7
                                                                  -----            -----            -----            -----
  Gross profit                                                     71.9             71.9             72.2             73.3
  Operating expenses:
     Research and development                                      19.5             22.1             20.2             21.2
     Sales and marketing                                           44.9             45.3             39.8             42.2
     General and administrative                                    14.2             14.9             14.7             14.1
                                                                  -----            -----            -----            -----
        Total operating expenses                                   78.6             82.3             74.7             77.5
                                                                  -----            -----            -----            -----
  Loss from operations                                             (6.7)           (10.4)            (2.5)            (4.2)
  Interest, net                                                     5.2              4.7              5.2              2.9
                                                                  -----            -----            -----            -----
  Income (loss) before income taxes                                (1.5)            (5.7)             2.8             (1.3)
  Income tax (benefit)                                             (0.4)            (2.2)             1.1             (0.5)
                                                                  -----            -----            -----            -----
  Net income (loss)                                               (1.1)%           (3.5)%             1.7%           (0.8)%
                                                                  =====            =====            =====            =====

Comparison of Three Months Ended September 30, 2000 and 1999
------------------------------------------------------------

For the three months ended September 30, 2000, revenues were $6.6 million, representing an increase of 16% over the $5.6 million for the comparable period in 1999. Net loss for the three months ended September 30, 2000 was $72,000, or $0.00 per diluted share, compared to net loss of $199,000, or $0.01 per diluted share for the same period in 1999. Weighted average shares used in computing diluted earnings per share in the second fiscal quarter were 16.8 million versus
15.5 million in the same period in the prior year.

Revenues

License revenues.   License revenues increased 10% to $3.7 million for the three months ended September 30, 2000, from $3.4 million for the three months ended September 30, 1999. This increase is primarily due to a large deployment of our new kPublisher software to a DMS vendor in the current period.

Services and maintenance revenues.   Services and maintenance revenues increased
26% to $2.9 million for the three months ended September 30, 2000 from $ 2.3 million, for the three months ended September 30, 1999. This increase resulted primarily from an increase in demand for implementation and maintenance services on a larger customer base.

For the three months ended September 30, 2000, two customers accounted for 28% of revenues and for the three months ended September 30, 1999, no customers accounted for more than 10% of revenues

Cost of Revenues

Cost of software licenses revenues.   Cost of software licenses revenues
consists primarily of royalties we pay to third parties for the use of their technology incorporated into our CoreDossier products and amortization for purchased software. Cost of software licenses as a percentage of revenues were 1.5% of license revenues for the three months ended September 30, 2000 and 2.6% for the three months ended September 30, 1999. The reduced cost of software license revenues percentage is due to the contract with a DMS vendor, which did not have any cost of software license revenues as no third party software was embedded in our kPublisher product. There is $33,000 of amortization for purchased software in the quarter ended September 30, 2000. We expect the cost of software license revenues to increase in future periods as we deploy this technology to our customers and amortize the purchased software.

Cost of services and maintenance revenues.   Cost of services and maintenance
revenues consists primarily of personnel costs related to professional services and customer support. Cost of services and maintenance revenues increased 21% to $1.7 million for the three months ended September 30, 2000 from $1.4 million for the three months ended September 30, 1999. This increase resulted primarily from the hiring and training of 10 additional professional services and customer support personnel to support our increased customer base. The number of professional services and maintenance professional services and customer support personnel increased to 63 at September 30, 2000 from 53 at September 30, 1999. Cost of services and maintenance revenues as a percentage of services and maintenance revenues decreased to 61% for the three months ended September 30, 2000 from 64% for the three months ended September 30, 1999. The cost of services and maintenance revenues as a percentage of services and maintenance revenues may vary among periods because of the mix of services we provide which have different cost structures. Service and maintenance gross profits were 39% for the three months ended September 30, 2000 compared to 36% for the three months ended September 30, 1999. The increase in service margins is due to increased consultant utilization.

Operating Expenses

Research and development.   Research and development expenses consist primarily
of salaries and benefits for software developers, quality assurance personnel, program managers and technical writers. Research and development expenses increased 2% to $1.3 million for the three months ended September 30, 2000 from $1.2 million for the three months ended September 30, 1999. This increase resulted primarily from an increase in depreciation, office rent and recruiting. Research and development expenses represented 19% of our total revenues for the three months ended September 30, 2000 and 22% for the three months ended September 30, 1999.

Sales and marketing.   Sales and marketing expenses consist primarily of
salaries, commissions earned by sales personnel, travel, promotional expenses and communication costs related to direct sales efforts. Sales and marketing expenses increased 15% to $2.9 million in the three months ended September 30, 2000 from $2.5 million for the three months ended September 30, 1999. The number of our executive, sales and marketing personnel was 57 at September 30, 2000 and 49 at September 30, 1999. Sales and marketing expenses represented 45% of our total revenues for the three months ended September 30, 2000 and September 30, 1999. In an effort to expand our market position and further increase our penetration and acceptance of our products in our targeted industries, we expect to make aggressive investments in sales and marketing in the future, and accordingly, expect sales and marketing expenses to increase in future periods.

General and administrative.   General and administrative expenses consist
primarily of salaries, benefits and related costs for executive, finance, administrative, and information services personnel. These expenses also include fees for legal, accounting, and investor relations. General and administrative expenses increased 11% to $929,000 for the three months ended September 30, 2000 from $838,000 for the three months ended September 30, 1999. This increase resulted primarily from increased investor relations costs. The number of our executive, finance and administrative personnel remained constant at 22 as of September 30, 2000 and September 30, 1999.

Interest, net.   Interest, net is derived from interest income earned on our cash and cash equivalents, offset by interest expense on our capital lease. Net interest income increased 29% to $341,000 for the three months ended September
30, 2000 from $265,000 for the three months ended September 30, 1999.   This
increase was primarily attributable to income earned on the invested proceeds from the Company's initial public offering on June 16, 1999.

Income tax provision (benefit).   Income tax benefit decreased by $99,000 to a
benefit of $23,000 for the three months ended September 30, 2000 from a benefit
of $122,000 for the three months ended September 30, 1999.   This decrease
resulted from a lower loss before income taxes for the three months ended September 30, 2000.

Comparison of Six Months Ended September 30, 2000 and 1999
----------------------------------------------------------

For the six months ended September 30, 2000, revenues were $13.0 million, an increase of 13% over the $11.5 million for the comparable period in 1999. Net income for the six months ended September 30, 2000 was $224,000, or $.01 per diluted share, compared to net loss of $93,000, or $.01 loss per diluted share for the same period in 1999. Weighted average shares used in computing diluted earnings per share in the six months ended September 30, 2000 were 18.3 million versus 10.3 million in the same period in the prior year.

Revenues

License revenues.   License revenues increased 8% to $7.7 million for the six
months ended September 30, 2000, from $7.2 million for the six months ended September 30, 1999.

Services and maintenance revenues.   Services and maintenance revenues increased
21% to $5.3 million for the six months ended September 30, 2000 from $4.3 million, for the six months ended September 30, 1999. The increase reflects the greater implementation capabilities and increased maintenance on a larger customer base.

For the six months ended September 30, 2000, one customer accounted for 12% of revenues and for the six months ended September 30, 1999, no customers accounted for more than 10% of revenues.

Cost of Revenues

Cost of software licenses revenues.   Cost of software licenses revenues
decreased 22% to $189,000 for the six months ended September 30, 2000 from $241,000 for the six months ended September 30, 1999. The reduced cost of software license revenues percentage is due to the contracts with a DMS vendor this quarter and File Net last quarter, which did not have any cost of software license revenues as no third party software was embedded in our kPublisher product.

Cost of services and maintenance revenues.   Cost of services and maintenance
revenues increased 20% to $3.4 million for the six months ended September 30, 2000 from $2.8 million for the six months ended September 30, 1999. This increase resulted primarily from the hiring and training of professional services and customer support personnel to support our increased customer base. Cost of services and maintenance revenues as a percentage of services and maintenance revenues remained at 65% for the six months ended September 30, 2000 and September 30, 1999. The cost of services and maintenance revenues as a percentage of services and maintenance revenues may vary among periods because the various services we provide have different cost structures.

Operating Expenses

Research and development.   Research and development expenses increased 7% to
$2.6 million for the six months ended September 30, 2000 from $2.4 million the six months ended September 30, 1999. This increase resulted from an increase in depreciation, office rent and recruiting. Research and development expenses represented 20% of our total revenues for the six months ended September 30, 2000 and 21% for the six months ended September 30, 1999.

Sales and marketing.   Sales and marketing expenses increased 6% to $5.2 million
in the six months ended September 30, 2000 from $4.9 million for the six months ended September 30, 1999. This increase resulted primarily from our increased investment in sales and marketing infrastructure. The increased investments included recruiting, payroll, and related office costs. Sales and marketing expenses represented 40% of our total revenues for the six months ended September 30, 2000 and 42% for the six months ended September 30, 1999.

General and administrative.   General and administrative expenses increased 17%
to $1.9 million for the six months ended September 30, 2000 from $1.6 million for the six months ended September 30, 1999. This increase resulted from increased payroll costs, travel, professional fees and investor relation fees partially offset by lower amortization of deferred stock compensation. The number of our executive, finance and administrative personnel remained at 22 at September 30, 2000 and September 30, 1999. General and administrative expenses represented 15% of our total revenues for the six months ended September 30, 2000 and 14% of total revenues for the six months ended September 30, 1999.

Interest, net.   Net interest income increased 101% to $677,000 for the six months ended September 30, 2000 from $336,000 for the six months ended September 30, 1999. This increase was primarily attributable to income earned on the invested proceeds from the Company's initial public offering on June 16, 1999.

Income tax provision (benefit).   Income tax provision increased by $197,000 to
expense of $140,000 for the six months ended September 30, 2000 from income tax
benefit of  $57,000 for the six months ended September 30, 1999.   This increase
resulted from income before income taxes for the six months ended September 30, 2000 versus a loss before income taxes for the six months ended September 30, 1999.

Effective June 15, 2000, the Company adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company will adopt Statement 133 on April 1, 2001. Because the Company has never used nor currently intends to use derivatives, management does not believe that the adoption of Statement 133 will have a material effect on the Company's financial position, results of operations, or liquidity.

In December 1999, the Securities and Exchange Commission's ("SEC") staff issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides the staff's views on applying generally accepted accounting principles to selected revenue recognition issues. In March and again in September 2000, the SEC staff delayed the implementation date of SAB No. 101 which must now be implemented by the Company no later than the fourth quarter of fiscal year ended March 31, 2001, effective retroactively to the first quarter of such fiscal year. In addition, on October 12, 2000, the SEC staff issued a Frequently Asked Questions ("FAQ") document which clarifies and elaborates on the SEC staff's views regarding revenue recognition. The Company does not believe that SAB 101 in consideration with the related FAQ will have a material effect on its financial position, results of operations, or liquidity.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2000, we had cash and cash equivalents of $22.4 million, a decrease of $159,000 from cash and cash equivalents held at March 30, 2000. Our working capital at September 30, 2000 was $26.3 million, compared to $25.9 million at March 30, 2000.

Our operating activities resulted in net cash inflows of $375,000 for the six months ended September 30, 2000 and net cash outflows of $1.2 million for the six months ended September 30, 1999. The operating cash inflows for the six months ended September 30, 2000 were from the income for the period, and refund of prepaid income taxes, partially offset by increases in accounts receivable and other assets. The operating cash outflows for the six months ended September 30, 1999 were primarily from payments of taxes, decreases in accounts payable and accrued expenses, and increases in other assets and the operating loss for the period, offset by an increase in deferred revenues and a decrease in accounts receivable.

Investing activities used cash of $766,000 for the six months ended September 30, 2000, and $1.2 million for the six months ended September 30, 1999 for the purchase of property and equipment.

Financing activities provided cash of $232,000 for the six months ended September 30, 2000 due to proceeds from the exercise of stock options and proceeds from the employee stock purchase plan, partially offset by the payment of long term debt. Financing activities provided $22.3 million for the six months ended September 30, 1999 due primarily to the proceeds from the sale of common stock from the Company's initial public offering.

We anticipate that we will continue to experience significant growth in our operating expenses. Operating expenses will consume a material amount of our cash inflows, including a portion of the net proceeds of the public offering. We believe that the net proceeds of the public offering, together with our existing cash and cash equivalents, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

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

We depend on service revenues. Support and service revenues represented 40% of our total revenues for the first six months of fiscal 2001 and 38% of our total revenues for fiscal 2000. We anticipate that service revenues will continue to represent a significant percentage of total revenues. Because service revenues have lower gross margins than license revenues, a continued increase in the percentage of total revenues represented by service revenues resulting from increased services and maintenance revenues or a decrease in license revenues could have a detrimental impact on overall gross margins and our operating results.

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

The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analysis performed on our balances as of September 30, 2000.

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

ITEM 2.  Changes in Securities and Use of Proceeds
-------  -----------------------------------------

None.

Item 3.  Defaults Upon Senior Securities
-------  -------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

The following matters were voted upon at the Annual Meeting of Stockholders held on September 8, 2000, and received the votes set forth below:

1. All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their respective names:

-----------------------------------------------------------------------------------------------------------------
                                                                                  For                   Withheld
-----------------------------------------------------------------------------------------------------------------
R. Richard Dool                                                               12,207,564                2,948,133
-----------------------------------------------------------------------------------------------------------------
Charles O. Heller                                                             12,198,147                2,957,550
-----------------------------------------------------------------------------------------------------------------
Christopher B. Hollenbeck                                                     12,196,047                2,959,650
-----------------------------------------------------------------------------------------------------------------
Kenneth R. Kaisen                                                             12,205,764                2,949,933
-----------------------------------------------------------------------------------------------------------------

2. A stockholder proposal to amend the ESPS, Inc. Stock Incentive Plan by increasing the number of shares of ESPS common stock that may be issued under the plan from 7,880,170 to 10,380,170 received 10,925,971 votes FOR and 888,860 votes AGAINST, with 16,867 abstentions.

Item 5.    Other Information
-------    -----------------

Subsequent Event
----------------

On November 7, 2000 the Company entered into a convertible note agreement with a technology company partially owned by an employee and shareholder of the Company, who is a related party. Under the terms of the agreement, the Company committed to loan the borrower $1,000,000 in two equal installments. The first installment was paid upon execution of the agreement. The remaining commitment of $500,000 is contingent upon the borrower achieving certain milestones related to development of its technology. The debenture is convertible in whole or in part, into stock of the borrower either upon the borrower securing $3 million in additional financing, or upon a change of control of the borrower. The note is due on July 31, 2002, and bears interest at the rate of 7% annually. Under the terms of the agreement, the Company received a license to use the technology under development, and is also obligated to pay the borrower a royalty based on future sales of the Company's product which include technology licensed from the borrower.

Item 6.             Exhibits and Reports on Form 8-K
-------             --------------------------------

(A)  Exhibits

     (27)  Financial Data Schedule

(B)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of November 2000.

                          ESPS, INC.



                          By:   /s/ R. Richard Dool
                                --------------------------------------------
                                R. Richard Dool
                                President and Chief Executive Officer
                                (Principal Executive Officer)

                          By:   /s/ Christopher Meshginpoosh
                                --------------------------------------------
                                Christopher Meshginpoosh
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)