Form 10-Q
period 2000-12-31
ESPS INC
filed 2001-02-14
CIK 1082456

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                  ___________________________________________

                                   FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended          December 31, 2000
                               ------------------------------------

                                      or

[    ]Transition Report Pursuant to Section 13 or 15(d) of The Securities
Exchange Act of 1934.

For the transition period from        to

                        Commission File Number: 0-26245
                                                -------

                                  ESPS, INC.
            (Exact name of registrant as specified in its charter)

                     DELAWARE                   23-2762324
          -------------------------------    -------------------
          (State or other jurisdiction of    (I.R.S. Employer
           incorporation or organization)    Identification No.)

         1300 VIRGINIA DRIVE, SUITE 125, FT. WASHINGTON, PA              19034
         --------------------------------------------------           ---------
            (Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code: (215) 619-6000
                                                          --------------

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


As of February 12, 2001, 17,296,321 shares of the registrant's Common Stock, par value $0.001 per share, were outstanding.

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

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  FINANCIAL STATEMENTS
-----------------------------

                                   ESPS, INC.
                                   ----------
                                 BALANCE SHEETS
                                 --------------
                                 (In thousands)




                                                                           December 31, 2000        March 31, 2000
                                                                           -----------------        --------------
                                                                                                      (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                                            $20,475                $22,593
  Accounts receivable, net of allowance of $317 and $239                                 9,611                  6,271
  Other current assets                                                                     885                    684
  Prepaid income taxes                                                                     472                  1,282
  Deferred income taxes                                                                    634                    634
                                                                                       -------                -------
    Total current assets                                                                32,077                 31,464
Note receivable                                                                            500                      -
Property and equipment, net                                                              4,510                  3,869
Capitalized software, net                                                                1,350                  1,191
Other assets                                                                                40                     40
                                                                                       -------                -------
Total assets                                                                           $38,477                $36,564
                                                                                       =======                =======

Liabilities and stockholders' equity
Current liabilities:
  Current portion of long-term debt                                                    $   123                $   116
  Accounts payable and accrued expenses                                                  2,514                  2,136
  Deferred revenues                                                                      4,625                  3,288
                                                                                       -------                -------
  Total current liabilities                                                              7,262                  5,540

Capital lease obligation                                                                   342                    435
Deferred income taxes                                                                      142                    142

Stockholders'equity:
   Common stock, $0.001 par value: Authorized shares 50,000
      issued and outstanding shares, 17,212 shares at December 31, 2000
      and 16,147 shares at March 31, 2000                                                   17                     16
   Additional paid-in capital                                                           30,847                 30,469
   Retained earnings (deficit)                                                            (117)                    17
   Deferred stock compensation                                                             (16)                   (55)
                                                                                       -------                -------
Stockholders' equity                                                                    30,731                 30,447
                                                                                       -------                -------
Total liabilities and stockholders' equity                                             $38,477                $36,564
                                                                                       =======                =======

           See accompanying notes to unaudited financial statements.

                                   ESPS, INC.
                                   ----------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                      Three months ended        Nine months ended
                                                                      ------------------        -----------------
                                                                         December 31,              December 31,
                                                                         ------------              ------------
                                                                        2000           1999           2000           1999
                                                                        ----           ----           ----           ----

Revenues:
   Software licenses                                                    $ 4,325        $ 3,225        $12,065        $10,418
   Professional services and support                                      3,230          2,126          8,486          6,472
                                                                        -------        -------        -------        -------
         Total  revenues                                                  7,555          5,351         20,551         16,890

Cost of revenues:
   Software licenses                                                        157            105            346            346
   Professional services and support                                      2,052          1,577          5,470          4,415
                                                                        -------        -------        -------        -------
         Total  cost of revenues                                          2,209          1,682          5,816          4,761
                                                                        -------        -------        -------        -------

Gross profit                                                              5,346          3,669         14,735         12,129
Operating expenses:
   Research and development                                               1,281          1,263          3,900          3,707
   Sales and marketing                                                    3,559          2,313          8,731          7,185
   General and administrative                                             1,403            828          3,314          2,458
                                                                        -------        -------        -------        -------
          Total operating expenses                                        6,243          4,404         15,945         13,350
                                                                        -------        -------        -------        -------

Loss from operations                                                       (897)          (735)        (1,210)        (1,221)
Interest, net                                                               320            259            997            595
                                                                        -------        -------        -------        -------
Loss before income taxes                                                   (577)          (476)          (213)          (626)
Income tax benefit                                                          219            168             79            225
                                                                        -------        -------        -------        -------
Net loss                                                                $  (358)       $  (308)       $  (134)       $  (401)
                                                                        =======        =======        =======        =======

Loss per share:
          Basic                                                          $(0.02)        $(0.02)        $(0.01)        $(0.03)
                                                                        =======        =======        =======        =======
          Diluted                                                        $(0.02)        $(0.02)        $(0.01)        $(0.03)
                                                                        =======        =======        =======        =======
Shares used in computation of loss per share:
          Basic                                                          17,113         15,635         16,760         12,130
                                                                        =======        =======        =======        =======
          Diluted                                                        17,113         15,635         16,760         12,130
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

                                   ESPS, INC.
                                  -----------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                        Nine months ended
                                                                                        -----------------
                                                                                           December 31,
                                                                                           ------------
                                                                                     2000               1999
                                                                                     ----               ----

Operating activities:
   Net loss                                                                       $  (134)           $  (401)
   Adjustments to reconcile net income to net cash provided in
        Operating activities:
           Depreciation                                                             1,011                702
           Amortization:
                 Marketable software                                                  132                  -
                 Deferred stock compensation                                           26                 98
        Provision for losses on accounts receivable                                   125                  -
        Changes in operating assets and liabilities:
                 Accounts receivable                                               (3,465)              (613)
                 Other assets                                                        (201)              (409)
                 Prepaid taxes                                                        810               (871)
                 Accounts payable and accrued expenses                                378               (621)
                 Deferred revenues                                                  1,337                114
                                                                                  -------            -------
   Net cash provided by (used in) operating activities                                 19             (2,001)
                                                                                  -------            -------

Purchases of property and equipment                                                (1,652)            (1,635)
Issuance of note receivable                                                          (500)                 -
Investment in marketable software                                                    (291)                 -
                                                                                  -------            -------
  Net cash used by investing activities                                            (2,443)            (1,635)
                                                                                  -------            -------

Financing activities:
Proceeds from the sale of common stock                                                  -             22,241
Repayments of capital lease obligation                                                (86)               (63)
Proceeds from exercise of stock options and employee stock purchase plan              392                113
                                                                                  -------            -------
  Net cash provided by financing activities                                           306             22,291

Net increase (decrease) in cash and cash equivalents                               (2,118)            18,655
Cash and cash equivalents balance, beginning of period                             22,593              1,812
                                                                                  -------            -------
Cash and cash equivalents balance, end of period                                  $20,475            $20,467
                                                                                  =======            =======

Supplemental cash flow disclosure:
   Interest paid                                                                  $    37            $    29
   Income taxes paid                                                              $  (890)           $ 1,134
   Fixed assets financed through capital lease obligations                        $     -            $   642




           See accompanying notes to unaudited financial statements.

-------   --------------------------------

                                  ESPS, INC.
                                  ----------
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


1.  Description of Business and Basis of Presentation
    --------------------------------------------------

ESPS, Inc., a Delaware corporation, is a leading provider of technology solutions that help enterprises transform disparate information components for improved access and usability. Built on a proprietary rendering technology that extracts information from virtually any format and repository, ESPS solutions aggregate, format, and publish information components for electronic or paper output. This unparalleled flexibility enables customers to dramatically reduce the time and resources required to assemble, use, and repurpose business-critical content.

The ESPS product suite currently consists of CoreDossierX, kPublisher, and
kportal.    These products offer customers flexible, scalable options for applying our proven technology to their specific publishing needs. Our products integrate seamlessly with each other and with most content management systems, enabling customers to maximize the value of all their software investments.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                          ------------------   ------------------
                                                                             DECEMBER 31,         DECEMBER 31,
                                                                             ------------         ------------
                                                                             2000       1999       2000      1999
                                                                          -------    -------    -------   -------
Net loss                                                                  $  (358)   $  (308)   $  (134)  $  (401)
                                                                          =======    =======    =======   =======
Weighted average number of common shares outstanding                       17,113     15,635     16,760    12,130
Effect of dilutive securities:
   Stock options                                                                -          -          -         -
                                                                          -------    -------    -------   -------
Adjusted weighted average shares outstanding and assumed conversions       17,113     15,635     16,760    12,130
                                                                          =======    =======    =======   =======
Earnings per share:
   Basic                                                                  $ (0.02)   $ (0.02)   $ (0.01)  $ (0.03)
                                                                          =======    =======    =======   =======
   Diluted                                                                $ (0.02)   $ (0.02)   $ (0.01)  $ (0.03)
                                                                          =======    =======    =======   =======

4. Related Party
   -------------

On November 7, 2000 the Company entered into a convertible note agreement with a technology company partially owned by an employee and shareholder of the Company, who is a related party. Under the terms of the agreement, the Company committed to loan the borrower $1,000,000 in two equal installments. The first installment was paid upon execution of the agreement. The remaining commitment of $500,000 was paid on February 8, 2001, upon the borrower achieving certain milestones related to development of its technology. The debenture is convertible in whole or in part, into stock of the borrower either upon the borrower securing $3 million in additional financing, or upon a change of control of the borrower. The note is due on July 31, 2002, and bears interest at the rate of 7% annually. Under the terms of the agreement, the Company received a license to use the technology under development, and is also obligated to pay the borrower a royalty based on future sales of the Company's product which include technology licensed from the borrower.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         --------------

Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involves risks and uncertainties that may cause actual results to differ materially from those predicted in the forward-looking statements. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, those listed under the caption "Factors Affecting Operating Results" described herein and the Risk Factors set forth in our filings with the Securities and Exchange Commission, including our Form 10-K for March 31, 2000.

Overview
--------

ESPS, Inc. (Nasdaq: ESPS) is the leading provider of technology solutions that help enterprises transform disparate information components for improved access and usability. Built on a proprietary rendering technology that extracts information from virtually any format and repository, ESPS solutions aggregate, format, and publish information components for electronic or paper output. This unparalleled flexibility enables customers to dramatically reduce the time and resources required to assemble, reuse, and repurpose business-critical content.

Since the Company was founded in 1994, ESPS has developed a suite of solutions to address a wide range of business publishing needs, from the most simple to the most complex. More than 60 pharmaceutical companies use ESPS technology to streamline production of the world's largest publications, new drug applications
(NDAs). As a result, the Company's flagship product, CoreDossierX, is the industry standard in electronic publishing software for the life sciences industry. At the same time, enterprises across a variety of industries are applying ESPS technology to assemble and publish business information, ranging from marketing collateral to technical manuals to bids and proposals.

ESPS solutions don't begin and end with product, as software alone cannot meet the needs of all our customers. As a result, we offer customers a broad range of services, from outsourcing and implementation solutions to consulting services and technical support.

In addition, ESPS has established several technology partnerships with leaders in content management, who have integrated components of our rendering technology into their product offerings. As a result, thousands of users worldwide benefit from the power of ESPS technology every day.

ESPS' headquarters are located in suburban Philadelphia. The Company also maintains offices in the United Kingdom, La Jolla, California, and Research Triangle Park, North Carolina.

Results of Operations
---------------------

The following table presents statement of operations data as a percentage of total revenues:


                                                                       Three months                     Nine months
                                                                     Ended December 31,               Ended December 31,
                                                                    ------------------                ------------------

                                                                   2000             1999             2000             1999
                                                                  -----            -----            -----            -----
Statement of Operations Data:
  Revenues:
     Software license                                              57.2%            60.3%            58.7%            61.7%
     Professional services and support                             42.8             39.7             41.3             38.3
                                                                  -----            -----            -----            -----
        Total revenues                                            100.0            100.0            100.0            100.0
  Cost of revenues:
     Software licenses                                              2.1              1.9              1.7              2.0
     Professional services and support                             27.1             29.5             26.6             26.2
                                                                  -----            -----            -----            -----
        Total cost of revenues                                     29.2             31.4             28.3             28.2
                                                                  -----            -----            -----            -----
  Gross profit                                                     70.8             68.6             71.7             71.8
  Operating expenses:
     Research and development                                      17.0             23.6             19.0             21.9
     Sales and marketing                                           47.1             43.2             42.5             42.5
     General and administrative                                    18.5             15.5             16.1             14.6
                                                                  -----            -----            -----            -----
        Total operating expenses                                   82.6             82.3             77.6             79.0
                                                                  -----            -----            -----            -----
  Loss from operations                                            (11.8)           (13.7)            (5.9)            (7.2)
  Interest, net                                                     4.2              4.8              4.9              3.5
                                                                  -----            -----            -----            -----
  Loss before income taxes                                         (7.6)            (8.9)            (1.0)            (3.7)
  Income tax benefit                                                2.9              3.1              0.4              1.3
                                                                  -----            -----            -----            -----
  Net loss                                                        (4.7)%           (5.8)%           (0.6)%           (2.4)%
                                                                  =====            =====            =====            =====

Comparison of Three Months Ended December 31, 2000 and 1999
-----------------------------------------------------------

For the three months ended December 31, 2000, revenues were $7.6 million, representing an increase of 41% over the $5.4 million for the comparable period in 1999. Net loss for the three months ended December 31, 2000, was $358,000, or $0.02 per diluted share, compared to net loss of $308,000, or $0.02 per diluted share for the same period in 1999. Weighted average shares used in computing diluted earnings per share in the third fiscal quarter were 17.1 million versus 15.6 million in the same period in the prior year.

Revenues

License revenues increased 34% to $4.3 million for the three months ended December 31, 2000, from $3.2 million for the three months ended December 31, 1999. This increase is primarily due to revenues derived from our new products, kPublisher, and kPortal, as well as an increase in the number of Coredossier license sales.

Professional services and support revenues increased 52% to $3.2 million for the three months ended December 31, 2000 from $2.1 million, for the three months ended December 31, 1999. This increase resulted primarily from an increase in demand for implementation services resulting from overall growth in license sales. It also reflects additional support revenues resulting from a larger customer bases, as well as additional revenues resulting from our recently introduced outsourcing offerings.

For the three months ended December 31, 2000, one customer accounted for 13% of revenues and for the three months ended December 31, 1999, no customers accounted for more than 10% of revenues

Cost of Revenues

Cost of software licenses revenues consists primarily of royalties we pay to third parties for the use of their technology incorporated into our CoreDossier products and software amortization. Cost of software licenses as a percentage of revenues were 2.1% of license revenues for the three months ended December 31, 2000 and 1.9% for the three months ended December 31, 1999. In March of 2000, we purchased software which was integrated into a product which was introduced during the quarter ended September 30, 2000, and accordingly, cost of revenues for the quarter ended December 31, 2000 reflects the first full fiscal quarter of amortization of the cost of the purchased software. We expect the cost of software license revenues to increase in future periods as we deploy new technologies to our customers and amortize the related capitalized software.

Cost of professional services and support revenues consists primarily of personnel costs. Cost of professional services and support revenues increased 30% to $2.1 million for the three months ended December 31, 2000 from $1.6 million for the three months ended December 31, 1999. This increase resulted primarily from the hiring and training of 6 additional professional services and support personnel to support our increased customer base. The number of professional services and support personnel increased to 63 at December 31, 2000, from 57 at December 31, 1999. Cost of professional services and support revenues as a percentage of professional services and support revenues decreased to 64% for the three months ended December 31, 2000, from 74% for the three months ended December 31, 1999. The cost of professional services and support revenues as a percentage of professional services and support revenues may vary among periods because of the mix of professional services we provide, which have different cost structures. Service and support gross profits were 36% for the three months ended December 31, 2000, compared to 26% for the three months ended December 31, 1999. The increase in service margins is due to increased consultant utilization.

Operating Expenses

Research and development expenses consist primarily of salaries and benefits for software developers, quality assurance personnel, program managers and technical writers, as well as depreciation, rent and overhead related to research and development activities. Research and development expenses remained constant at $1.3 million for the three months ended December 31, 2000 and December 31, 1999. Research and development expenses represented 17% of our total revenues for the three months ended December 31, 2000, and 24% for the three months ended December 31, 1999.

Sales and marketing expenses consist primarily of salaries, commissions earned by sales personnel, travel, promotional expenses and communication costs related to direct sales efforts. During the quarter ended December 31, 2000, the Company accelerated its investment in sales and marketing related to new XML-based product initiatives. Sales and marketing expenses increased 54% to $3.6 million in the three months ended December 31, 2000, from $2.3 million for the three months ended December 31, 1999. The number of our sales and marketing personnel was 55 at December 31, 2000, and 44 at December 31, 1999. Sales and marketing expenses represented 47% of our total revenues for the three months ended December 31, 2000 and 43% for the three months ended December 31, 1999.
In an effort to expand our market position and further increase our penetration and acceptance of our products in our targeted industries, we expect to make aggressive investments in sales and marketing in the future and, accordingly, expect sales and marketing expenses to increase in future periods.

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administrative and information services personnel. These expenses also include fees for recruiting, legal, accounting, and investor relations. General and administrative expenses increased 69% to $1.4 million for the three months ended December 31, 2000 from $828,000 for the three months ended December 31, 1999. This increase resulted primarily from increased investor relations costs, recruiting, bad debt costs and personnel costs.

Interest, net is derived from interest income earned on our cash and cash equivalents, offset by interest expense on our capital lease. Net interest income increased 24% to $320,000 for the three months ended December 31, 2000
from $259,000 for the three months ended December 31, 1999.   This increase was
primarily attributable to higher interest rates for the quarter ended December 31, 2000.

Income tax benefit increased $51,000 to a benefit of $219,000 for the three months ended December 31, 2000 from a benefit of $168,000 for the three months
ended December 31, 1999.   This increase resulted from a higher loss before
income taxes for the three months ended December 31, 2000.

Comparison of Nine Months Ended December 31, 2000 and 1999
----------------------------------------------------------

For the nine months ended December 31, 2000, revenues were $20.6 million, an increase of 22% over the $16.9 million for the comparable period in 1999. Net loss for the nine months ended December 31, 2000, was $134,000, or $.01 loss per diluted share, compared to net loss of $401,000, or $.03 loss per diluted share for the same period in 1999. Weighted average shares used in computing diluted earnings per share in the nine months ended December 31, 2000, were 16.8 million versus 12.1 million in the same period in the prior year.

Revenues

License revenues increased 16% to $12.1 million for the nine months ended December 31, 2000, from $10.4 million for the nine months ended December 31, 1999. This increase is primarily due to revenues derived from our new products, kPublisher, and kPortal, as well as an increase in the number of Coredossier license sales.

Professional services and support revenues increased 31% to $8.5 million for the nine months ended December 31, 2000 from $6.5 million, for the nine months ended December 31, 1999. The increase reflects growing demand for implementation of our off-the-shelf software, increases in support revenues for a larger customer base, and revenues derived from our recently introduced outsourcing services.

For the nine months ended December 31, 2000, and December 31, 1999, no customers accounted for more than 10% of revenues.

Cost of Revenues

Cost of software licenses revenues remained constant at $346,000 for the nine months ended December 31, 2000 and December 31, 1999.

Cost of professional services and support revenues increased 24% to $5.5 million for the nine months ended December 31, 2000, from $4.4 million for the nine months ended December 31, 1999. This increase resulted primarily from the hiring and training of professional services and support personnel to support our increased customer base. Cost of professional services and support revenues as a percentage of professional services and support revenues was 65% for the nine months ended December 31, 2000, and 68% for the nine months ended December 31, 1999. The cost of professional services and support revenues as a percentage of professional services and support revenues may vary among periods because the various services we provide have different cost structures.

Operating Expenses

Research and development expenses increased 5% to $3.9 million for the nine months ended December 31, 2000 from $3.7 million the nine months ended December 31, 1999. This increase resulted from an increase in depreciation, office rent and recruiting associated with research and development activities. Research and development expenses as a percent of total revenues for the nine months ended December 31, 2000, was 19% and 22% for the nine months ended December 31, 1999.

Sales and marketing expenses increased 22% to $8.7 million in the nine months ended December 31, 2000 from $7.2 million for the nine months ended December 31, 1999. This increase resulted primarily from our increased investment in sales and marketing personnel combined with increases in sales and marketing administration. The increased investments included recruiting, payroll, and related office costs. Sales and marketing expenses represented 43 % of our total revenues for the nine months ended December 31, 2000 and December 31, 1999.

General and administrative expenses increased 35% to $3.3 million for the nine months ended December 31, 2000 from $2.5 million for the nine months ended December 31, 1999. This increase resulted from increased payroll costs, travel, professional fees, bad debt, recruiting and investor relation fees. General and administrative expenses represented 16% of our total revenues for the nine months ended December 31, 2000 and 15% of total revenues for the nine months ended December 31, 1999.

Net interest income increased 68% to $997,000 for the nine months ended December
31, 2000 from $595,000 for the nine months ended December 31, 1999.   This
increase was primarily attributable to income earned on the invested proceeds from the Company's initial public offering on June 16, 1999 as well as higher interests rates for the nine months ended December 31, 2000.

Income tax benefit decreased $146,000 to a benefit of $79,000 for the nine months ended December 31, 2000 from a benefit of $225,000 for the nine months
ended December 31, 1999.   This decrease resulted from a lower loss before
income taxes for the nine months ended December 31, 2000.

Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company will adopt Statement 133 on April 1, 2001. Because the Company has never used nor currently intends to use derivatives, management does not believe that the adoption of Statement 133 will have a material effect on the Company's financial position, results of operations, or liquidity.

In December 1999, the Securities and Exchange Commission's ("SEC") staff issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides the staff's views on applying generally accepted accounting principles to selected revenue recognition issues. In March and again in September 2000, the SEC staff delayed the implementation date of SAB No. 101 which must now be implemented by the Company no later than the fourth quarter of fiscal year ended March 31, 2001, effective retroactively to the first quarter of such fiscal year. In addition, on October 12, 2000, the SEC staff issued a Frequently Asked Questions ("FAQ") document, which clarifies and elaborates on the SEC staff's views regarding revenue recognition. The Company does not believe that SAB 101 in consideration with the related FAQ will have a material effect on its financial position, results of operations or liquidity.

Liquidity and Capital Resources
-------------------------------

As of December 31, 2000, we had cash and cash equivalents of $20.5 million, a decrease of $2.1 million from cash and cash equivalents held at March 31, 2000. Our working capital at December 31, 2000 was $24.8 million, compared to $25.9 million at March 31, 2000.

Our operating activities resulted in net cash inflows of $19,000 for the nine months ended December 31, 2000 and net cash outflows of $2.0 million for the nine months ended December 31, 1999. The operating cash inflows for the nine months ended December 31, 2000 were from a refund of prepaid income taxes, increases in deferred revenues and depreciation for the period offset by increases in accounts receivable. The operating cash outflows for the nine months ended December 31, 1999 were primarily from payments of taxes, decreases in accounts payable and accrued expenses, and increases in accounts receivable and other assets, offset by an increase in deferred revenues and depreciation for the period.

Investing activities used cash of $2.4 million for the nine months ended December 31, 2000, and $1.6 million for the nine months ended December 31, 1999. The increase is attributable to the issuance of a note receivable and capitalization of software development costs.

Financing activities provided cash of $306,000 for the nine months ended December 31, 2000 due to proceeds from the exercise of stock options and proceeds from the employee stock purchase plan, partially offset by the capital lease payments. Financing activities provided $22.3 million for the nine months ended December 31, 1999 due primarily to the proceeds from the sale of common stock from the Company's initial public offering.

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

Our results fluctuate from quarter to quarter. In the past, the software industry has experienced significant downturns, particularly when general economic conditions decline and spending on management information systems decreases. Our business, financial condition and operating results may fluctuate substantially from quarter to quarter as a consequence of general economic conditions in the software industry. In addition, the fiscal or quarterly budget cycles of our customers can cause our revenues to fluctuate from quarter to quarter. As a result of all of these factors, we believe that period-to-period comparisons of our operating results are not meaningful, and should not be relied upon to predict our future performance. Fluctuations in our operating results, particularly compared to the expectations of market analysts or investors, could cause volatility in the price of our common stock.

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

We may be unable to expand our sales and support infrastructure. To date, we have sold our products primarily through our direct sales force and have supported our customers with our consulting and customer support staff. Our future revenue growth will depend, in large part, on recruiting and training additional direct sales, consulting and customer support personnel. We have not experienced difficulty in recruiting qualified sales and support personnel. We may not be able to successfully expand our direct sales force or other distribution channels and any such expansion may not result in increased revenues. If we are unable to hire highly trained consulting and customer support personnel, we may be unable to meet customer demands. Our business, financial condition and operating results will be materially adversely affected if we fail to expand our direct sales force or our technical and customer support staff.

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

If we are unable to adequately address these factors, we may not successfully market and sell our products and services in these targeted industries. Consequently, we may not generate revenues. In addition, as we develop new industry-specific products, we may begin competing with companies we have not competed against in the past. These companies may have greater experience and expertise in these industries. If we are unable to compete successfully against these new competitors, our business and results of operations would be harmed.

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

We depend on professional services and support revenues. Professional services and support revenues represented 41% of our total revenues for the first nine months of fiscal 2001 and 39% of our total revenues for fiscal 2000. We anticipate that professional services and support revenues will continue to represent a significant percentage of total revenues. Because service revenues have lower gross margins than license revenues, a continued increase in the percentage of total revenues represented by professional service and support revenues resulting from increased professional service and support revenues or a decrease in license revenues could have a detrimental impact on overall gross margins and our operating results.

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

The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analysis performed on our balances as of December 31, 2000.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
-------   -----------------------------------------

none

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-------   -------------------------------

none

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

none


ITEM 5.   OTHER INFORMATION
-------   -----------------

none


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

(A)  Exhibits

none

(B)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of February 2001.

                                   ESPS, INC.



                                   By:   /s/R. Richard Dool
                                         ------------------
                                         R. Richard Dool
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

                                   By:   /s/Christopher Meshginpoosh
                                         ---------------------------
                                         Christopher Meshginpoosh
                                         Chief Financial Officer
                                         (Principal Financial and
                                          Accounting Officer)