Form 10-K
period 2001-03-31
ESPS INC
filed 2001-07-03
CIK 1082456

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              __________________

                                   FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For The Fiscal Year Ended: March 31, 2001

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from            to

                        Commission File Number: 0-26245

                                  ESPS, Inc.
            (Exact name of registrant as specified in its charter)



          Delaware                                       23-2762324
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


1300 Virginia Drive, Suite 125, Ft. Washington, PA          19034
      (Address of principal executive offices)            (Zip Code)


       Registrant's telephone number, including area code: (215) 619-6000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 27, 2001 (based on the closing price of $1.02 as quoted by Nasdaq National Market as of such date) was approximately $17,934,987.

As of June 27, 2001, 17,583,321 shares of the registrant's Common Stock were outstanding.
                    DOCUMENTS INCORPORATED BY REFERENCE--NONE

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
              PART I
Item 1.       Business...................................................................................       3
Item 2.       Facilities.................................................................................      17
Item 3.       Legal Proceedings..........................................................................      17
Item 4.       Submission of Matters to a Vote of Security Holders........................................      17


              PART II


Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters......................      18
Item 6.       Selected Financial Data....................................................................      19
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations......      20
Item 7A.      Quantitative and Qualitative Disclosure about Market Risk..................................      34
Item 8.       Financial Statements and Supplementary Data................................................      35
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......      55


              PART III

Item 10.      Directors and Executive Officers of the Registrant.........................................      55
Item 11.      Executive Compensation.....................................................................      56
Item 12.      Security Ownership of Certain Beneficial Owners and Management.............................      59
Item 13.      Certain Relationships and Related Transactions.............................................      60


              PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................      61

              Signature Page.............................................................................      64

                                    PART I

Item 1.   Business

Overview

     ESPS, Inc. is a leading developer of publishing software solutions for document-intensive industries. ESPS software and consulting solutions are utilized by a majority of the world's top 20 pharmaceutical manufacturers and serves a growing and diversified customer base requiring a robust publishing initiative. ESPS' software solutions are recognized as best-of-breed and have become the most widely used software solution for regulatory and pre-market approval initiatives.

     On April 30, 2001, we announced that we adopted a new name, Liquent, Inc. We plan on adopting an official corporate name change upon approval of such change by our shareholders at our annual shareholder meeting. Until that time, we will be doing business as Liquent, Inc. We have reserved the ticker symbol "LQNT" but will maintain our current ticker symbol "ESPS" until NASDAQ approves a new symbol later this year. For purposes of this report, the Company will be referred to hereinafter as "Liquent," "Liquent, Inc.," or the "Company."

     Founded in 1994, Liquent is a leading provider of content assembly and publishing solutions for the Life Sciences industry. Built on proven, world-class rendering technology that transforms proprietary content into open formats such as XML and PDF, Liquent software and services are used by a majority of the top 20 global pharmaceutical companies.

     As a result, our solutions -- including our flagship software, CoreDossierX(R) -- have become the industry standard for the production of new drug applications (NDAs), reports, bids and proposals and technical documentation.

     Liquent's proprietary technology enables information assets to be assembled, published and repurposed for maximum value. Offering seamless integration with leading document management systems and file systems, our solutions retrieve information from virtually any source format and repository and automatically convert it into high-fidelity renditions that can be easily combined or distilled to meet any need.

     Our solutions are also applicable to markets outside of the pharmaceutical industry, particularly those that must fulfill regulatory requirements via complex documentation. These industries include:

  .  Biotechnology

  .  Medical Devices

  .  Veterinary Medicine & Agrochemicals

  .  Generic Drugs

  .  Government Agencies

  .  Pharma Manufacturing

  .  Food & Cosmetics

Moreover, any industry that requires systematic publishing can leverage Liquent's technologies and services to dramatically reduce the pain of assembling and publishing business information such as technical manuals, bids and proposals, marketing collateral and more.

In addition, we recently introduced a suite of XML rendering technologies which are built such that they can easily plug into virtually any content-based system to provide companies with a significant step forward in XML conversion capabilities.

Outlook and Competition:

     Liquent derives a substantial majority of its revenues from the pharmaceutical and medical products arena. We anticipate that these markets will continue to drive a majority of Liquent's revenues as this market is continuing to experience an increase in electronic filings to regulatory agencies. The Paperwork Reduction Act that was enacted by the U.S. Senate and House of Representatives requires that all United States Federal agencies implement the capability to receive information electronically by October 2003. This proactive law is driving Federal agencies to become more responsible and accountable for reducing the burden of Federal paperwork on the public. We anticipate that this mandate will result in a substantial increase in the number of electronic submissions to Federal agencies. In addition, international efforts are underway to develop consistent worldwide standards for electronic submissions of new drug applications. We believe that all of these factors will lead to increased demand for Liquent's technologies.

     We face direct and indirect competition from competitors, many of which have greater financial, technical and marketing resources than we have. Our principal competition currently comes from (i) systems developed in-house by the internal MIS departments of large pharmaceutical companies, (ii) direct competition from other software vendors, including CDC Solutions and Lorenz Archiv-Systeme GmbH, and (iii) competition from third-party integrators that have formed partnerships with competitive software vendors. We believe that the principal competitive factors in the electronic regulatory publishing market are product performance and functionality, ease of use, multi-platform offerings, product and company reputation, quality of customer support and service and price.

     Our recent introduction of new product offerings such as our XML suite of solutions will expose us to new competition. The XML content conversion market is highly fragmented and includes numerous vendors, many of which have greater financial, technical and marketing resources than we have. These vendors provide a wide range of software solutions, outsourced conversion services or combinations of these two offerings. Current or potential competitors with significantly greater resources than we have could attempt to enter or increase their presence in the market either independently or by acquiring or forming strategic alliances with competitors of ours or otherwise increase their focus on the industry. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our current and prospective customers.

Business Objective and Strategic Initiatives:

     Today, Liquent is a leader in knowledge publishing--transitioning businesses away from paper documentation to electronic documentation. We have earned a solid reputation by providing our customers with advanced technology, high quality implementations and knowledge publishing expertise. Our business objective is to become the leader of electronic publishing solutions by developing and delivering high quality products and solutions. To build upon our current success and posture to achieve future goals, the following strategies are underway:

     . Enhance technology leadership and product functionality. Liquent products provide the most advanced solutions to meet the rigors of managing order and intelligence to the coalescing of data and information including those for Web-based applications. We intend to maintain and enhance our position as a technology leader by continuing to invest in product development which will expand the base functionality of the knowledge publishing product suite, to support emerging publishing standards and formats, enhance existing industry-specific modules, develop new applications for knowledge publishing across a wide variety of industries, and partner with technology leaders to broaden our reach in the publishing arena. Additionally, third parties will be encouraged to develop industry-specific modules that enhance the functionality of CoreDossier through the use of application programming interfaces.

     . Expand consulting engagements. Liquent's on-staff consultants enhance our customers' ability to maximize their investment return by utilizing our products. We recently established a service bureau model where our consultants take CoreDossier software, hardware and a consulting team to customer sites for leased engagements, specifically to assist with the final steps of drug or biologic submissions to a regulatory agency. In addition to helping customers realize faster time to market and maximum returns, Liquent's consultants assist customers in addressing other requirements and functions within their business, such as record keeping and internal compliance.

     . Leverage and develop strategic alliances. Our strategic alliances with leading systems integration firms, information technology consulting firms and technology companies enable us to promote awareness of our products and services, expand territorial coverage and provide implementation services to end users. Liquent intends to maintain and strengthen those relationships as well as establish new relationships with leaders in the information technology industry.

     . Develop international presence. We intend to expand our international distribution capabilities through the recruitment of international value-added resellers and new strategic alliances. We believe that significant opportunities exist for knowledge publishing solutions that are designed for businesses needing a robust collaborative publishing tool with multiple applications.

     . Target other opportunities. We intend to continue to expand our marketing and product development efforts to embrace new applications beyond the pre-market approval and regulatory areas. Currently, Liquent products are used for bids and proposals, proposal management, litigation support and other collaborative publishing applications. We intend to grow by utilizing and expanding our current sales team, leveraging our partnerships and alliances, and developing and employing our value-added reseller (VAR) network to build new business opportunities.

     The strategic initiatives are intended to leverage the strength of our core competencies and diversify our sources. As we evolve, we cannot offer a definitive schedule for the implementation of certain components of our strategic initiatives.

Supporting Actions:

     . Develop service bureau delivery model. Another component of the new strategic plan includes future revenue sources from a service bureau delivery model called CoreDossier Direct(TM) and kPublisher(TM), kPortal(TM), and Liquent Xtent(TM) creating a cross-industry publishing product suite. These line extensions were introduced to and are selling in the pharmaceutical and medical products markets and will diversify into other markets that require a robust, collaborative multi-media publishing solution. These new offerings allow Liquent to leverage the efficiency of the Internet to better move and manage information more quickly.

     . Business framework. Liquent has developed a business framework to support several new global revenue sources derived from direct and indirect sales models. Historically, with one flagship product offered, Liquent marketed through a direct sales team receiving leads and opportunities through inside marketing and sales as well as referrals from partners and alliances. With the introduction of new products, Liquent is expeditiously building an indirect sales channel of value added resellers to quickly take products to new markets. Additionally, Liquent has defined original equipment manufacturer
          (OEM) opportunities as a potential recurring revenue source and is aggressively attempting to team with and sell our technology to our partners.

     . Expand knowledge publishing presence. Liquent is building a presence in a new and expanding arena--knowledge publishing--which creates complex information components by succinctly navigating user information. Supporting over 150 file formats, the process accelerates the assembly, management, exchange, use and reuse of information. Data input is accepted from multiple sources including text, spreadsheets, presentations, drawings, graphs, mpeg, avi, real-time audio and video. Outputs include e-mail, Web portals, CD-ROM and paper with 100% page fidelity. The Liquent Knowledge Publishing Suite is a complete one-stop solution for publishing corporate information to enable businesses to better plan, manage, assemble, share and publish both electronic and paper publications.

     As of March 31, 2001, Liquent has licensed versions of its CoreDossier products to 67 customers in the pharmaceutical and biotechnology industry, the chemical industry and the utilities industry. A partial list of Liquent customers includes Pfizer Inc., Glaxo-Wellcome Inc., Bayer Corporation, Hoechst Marion Roussel, Inc., Rhone-Poulenc Rorer, Merck KGaA and Baltimore Gas & Electric.

     Liquent's corporate headquarters is located at 1300 Virginia Drive, Fort Washington, Pennsylvania, 19034 Telephone: (215) 619-6000. The Company was incorporated in Delaware in April 1994 under the name Electronic Submission Publishing Systems, Inc. On March 30, 2001, the Company began doing business as Liquent, Inc. Additional information about Liquent's product and services may be viewed via the Internet at www.liquent.com.
                           ---------------

Current Product Offerings

   Background

     As businesses move toward embracing publishing solutions that integrate corporate knowledge into both paper and electronic formats, a variety of approaches have emerged that attempt to address the requirements and to realize the benefits of electronic publishing. These approaches include:

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

     . Multiple information format support. The ability to collect information stored in various formats, including spreadsheets, desktop publishing and database applications, as well as the ability to output to the various formats supported by regulatory agencies in each industry.

     . Rapid implementation. The ability to be rapidly implemented throughout the enterprise.

     We believe that an enterprise-wide application that exhibits these characteristics will enable businesses to deploy effective knowledge publishing systems to reduce costs and the time required to bring new products and services to market and create knowledge from disparate corporate-wide information pools.


Liquent Solutions

     Our solutions, the Liquent Knowledge Publishing Suite, enable users throughout an enterprise to effectively collaborate in the authoring, compilation, distribution, publishing and reuse of data and information. We design our software products to utilize advanced technologies, such as corporate intranets and the Internet. We believe our solutions enable companies to reduce the time required to bring new products and services to market.

     Liquent solutions provide our customers with the following key advantages:

     . Scalable enterprise-wide solution. Our solutions extend throughout an enterprise, providing multiple departments in various locations throughout the world with the ability to collaborate electronically in the authoring, assembling, distributing and publishing of information, bringing order to data and information, creating knowledge. We also designed our solutions to support the growth of our customers as they add new users and processes throughout the enterprise.

     . Modular product architecture. Our solutions address publishing requirements of customers in various industries through the use of industry-specific modules to enhance the functionality of the knowledge publishing platform. Furthermore, our solutions enable large diversified businesses that operate in numerous industries to address various publishing requirements with a single solution.

     . Intranet and Internet capabilities. We designed our systems architecture to be adaptable to advancing intranet and Internet technologies. We believe that corporate intranets and the Internet are increasingly becoming the new standard for accessing information.

     . Multiple input and output capabilities. We designed our solutions to enable users to input information in different formats, including paper files, faxes, phone messages, e-mails, word processing files, spreadsheets, graphics programs, and the company's own proprietary software. In addition, the suite of products supports older formats, such as WordStar and Wang Office. The knowledge publishing suite also enables users to output information in numerous formats, including hypertext markup language, or HTML, portable document format, or PDF, and tagged image file format, or TIFF, XML, on CD-ROM and paper.

     . Rapid deployment. We designed our solution to be quickly implemented throughout a customer's enterprise.


CoreDossier

     The Liquent CoreDossier software solution is designed to meet the pre-market approval and compliance needs of organizations, taking mission-critical documents off paper and on-line. CoreDossier enables users to collaborate on the assembly, distribution, review, publishing and reuse of compliance information. CoreDossier smoothly facilitates the transition from data and information to orderly and easily navigable knowledge with modules that enhance the functionality of the CoreDossier platform. Liquent continues to add new product features based on feedback from corporate regulatory managers and regulatory agencies.

     With CoreDossier, users can assemble, collaborate, distribute, review, publish and reuse business and regulatory compliance information from corporate networks or document management systems to support NDAs, ANDAs, INDs, annual reports, bioequivalence/CMC reporting, 510Ks, PMAs, bids and proposals, ISO 9000 & 14001 certifications, standard operating procedures and other applications.

     The software improves publication/submission quality with varied output options to regulatory authorities (FDA--CDER and CBER, EMEA, HPB, MCA, etc.), contract research organizations, partners, vendors and other stakeholders. CoreDossier compiles business, pre-market approval and compliance information from multiple locations and from over 150 different native formats including legacy documents, word processing, spreadsheets, charts, photos, graphs, audio and video files and more.

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


kPublisher

     Designed as solutions for the day-to-day publishing needs of today's enterprises, kPublisher(TM) streamlines the preparation of small- to mid-size reports and documents. kPublisher(TM) provides users with the ability to:

     .   Compile information from multiple file formats and repositories

     .   Organize information into a hierarchical structure

     .   Apply consistent formatting

     .   Publish to electronic or paper output


As a result, enterprises can efficiently assemble, manage, and distribute the materials their constituents need most - from employee handbooks to marketing collateral to standard operating procedures and beyond.


kPortal


     kPortal(TM) enables kPublisher(TM) and CoreDossierX(R) publications to be shared, searched, and simultaneously reviewed via a Web browser - without requiring additional desktop software components. Packaged with CoreDossierX, kPortal(TM) allows enterprises to "push" information to specific individuals or groups for collaboration, review and approval, analysis, updates, and more. Highlights of kPortal(TM) functionality include:

     .   A customizable interface

     .   DMS integration for storage and security of publications

     .   Full text and keyword search capabilities

     . Inbox notifications and reminders that help keep review processes on schedule

     . Positional annotations that enable users to collaborate effectively, without leaving their office


An easy-to-use, enterprise-wide solution for organizing and sharing critical information with those who need to act on it, kPortal(TM) transforms your information into a more dynamic, useful asset.

Liquent Xtent

     In April 2001, we officially released our new Liquent Xtent(TM) XML rendering engine. Liquent Xtent(TM) is content middleware that instantly converts business information assets into formats that can be more widely used and more easily distributed. These information assets, often held hostage within proprietary formats, become much more valuable because they can be used, mined or combined with other information as an organization sees fit. The benefits of this technology include:

     . Companies with vast volumes of content gain new or renewed access to information that would otherwise have remained dormant.

     . Companies can more quickly respond to the information needs of employees, customers, prospects and other consumers by easily tapping and customizing existing content sources.

     . Companies can protect intellectual property investments by creating new content that has an infinite shelf life regardless of future format and distribution requirements.

     . Companies can end the costly cycle of re-creating content in order to fit a particular need, audience or distribution device.

     . Companies can gain substantial competitive advantages without major new investments. Instead they can leverage what already exists in their information infrastructure.

     . Companies instantly gain an array of content distribution and consumption choices: wireless devices, PDAs, eBooks, HTML, PDF, paper and more.


         Liquent Xtent(TM) supports the conversion of over 150 source formats and provides out-of-the-box integration with leading document management systems.



ExSource Solutions

     ExSource represents our full suite of consulting and outsourcing resources for the publishing arena.

     In the area of content creation and management, our consultants can show you how to build and apply templates, leverage SAS data sets, and more. By building better information right from the start, you'll save significant time throughout the remaining steps of the publishing cycle. Our service professionals provide customers with on-site product implementation and consulting, technical support and educational services. Our services include:

          Implementation and Consulting. Our service professionals implement the Liquent Knowledge Publishing Suite for our customers at a single site or multiple sites. As part of our implementation services offering, we work with clients to customize our solutions to effectively meet their specific business needs. We provide ongoing consulting services to assist our customers in optimizing the use of our solutions to realize a return on their investment as quickly as possible. We price our implementation services primarily on a time and materials basis.

          Technical Support. We have implemented a comprehensive technical support program to assist customers in using our products and to identify, analyze and solve problems that may arise. The support program includes worldwide e-mail support, which is available 24 hours a day, seven days a week, and telephone support, which is globally available during the normal business hours of the countries in which our products are used. We provide technical support to our customers as part of our maintenance program, which is typically priced based on a percentage of the then-current software license fees.

         Education. We offer a number of educational classes in conjunction with our products, including end-user training and in-depth technical training covering the implementation and management of our solutions. Training services are priced on a per class basis, as well as incremental time and materials charges for customized on-site training.

The full menu of ExSource Solutions includes:

     .   ReportWorks Direct;

     .   Custom Development;

     .   Legacy Conversions;

     .   CoreDossier Direct;

     .   Validation Services;

     .   Publishing Centers of Excellence;

     .   Printing & Scanning;

     .   Implementation Services;

     .   Consulting Resources;

     .   Template Development;

     .   Contract Submissions;

     .   Training; and

     .   Process Optimization.


Strategic Alliances

     We have established a number of relationships with service vendors for the implementation of our software for our customers. We frequently participate in joint sales and marketing efforts with our strategic partners. Our strategic alliances are classified in three categories:

          CorePartner Solution Integrators. Solution integrators provide services ranging from project management to installation, systems integration and application development. These solution integrators include CSC, First Consulting Group-ISCG, PricewaterhouseCoopers LLP, and Science Applications International Corp.

          CorePartner Technology Alliances. Through technology alliances, we work with independent software vendors and service providers to create new products and integrate product lines to be compatible with CoreDossier. These technology alliance partners include FileNET and Versant Object Technology Corporation.

          CorePartner Strategic Alliances. Through strategic alliances, we seek to promote awareness of our knowledge publishing solutions and gain strategic support for our overall marketing, and sales and development programs.

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

     As of March 31, 2001, we licensed versions of our CoreDossier products to 67 customers. For the fiscal years ended March 31, 2001, and March 31, 2000, no customer accounted for more than 10% of total revenues. During our fiscal year ended March 31, 2001, our agreement with FileNET Corporation accounted for approximately $1.5 million or 6% of our total revenues. Our agreement with Merck KGaA accounted for approximately $1.4 million of our total revenue in fiscal year 2000.


Sales and Marketing

     We have initiated a branding and marketing strategy designed to broaden market awareness of the Liquent name and to solidify our position as a leading provider of knowledge publishing solutions. We are also leveraging our expertise to sell our products to additional departments within our current customer base.

     As of March 31, 2001, we employed 32 people in sales and marketing in the United States and 4 people in sales and marketing in Europe.


Product Development

     We have invested a substantial amount of resources in the development of our knowledge publishing suite with products including CoreDossier, our industry-specific modules, kPublisher(TM), kPortal(TM) and Liquent Xtent(TM). Our product development department is responsible for the design, development, testing and release of our software products and is organized in four areas:

     .    Software development;

     .    Quality assurance;

     .    Product documentation; and

     .    Program management.

     Along with a product manager, members from each of these areas form product teams that work closely with other organizations, customers and prospective customers to better understand their knowledge publishing needs.

     We released the latest version of our CoreDossier platform, CoreDossierX(R), in September 2000. CoreDossierX(R) provided new features, including support for XML, the ability to create publications using paragraphs of information in addition to full documents, support for publishing documents based on forms and enhanced tables of contents and cross-references. In addition, we released the CoreDocket module, an industry-specific module designed to enable utility companies to more efficiently collect and organize information for their regulatory filings. In April 2001, we also released Liquent Xtent(TM), extending the reach of our technology into the XML market.

     In addition to developing our own software, we incorporate technology owned by third parties into our products. We believe this approach significantly shortens our product development time without compromising our competitive position or the quality of our products.

     As of March 31, 2001, we employed 40 people in our product development department. Our research and development expenses were $5.5 million in the fiscal year ended March 31, 2001; $5.0 million in the fiscal year ended March 31, 2000 and $3.8 million in the fiscal year ended March 31, 1999.


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

     We have registered the trademark CoreDossier in the United States. In addition, we use a number of common law trademarks and service marks, including:

     .    Liquent and the Liquent logo;

     .    CoreDossier Direct;

     .    kPublisher;

     .    kPortal;

     .    CDER compiler;

     .    CADDY compiler;

     .    CoreDocket;

     .    Liquent Knowledge Publishing Suite; and

     .    Liquent Xtent.

     We believe the strength of our trademarks and service marks benefits our business and we intend to continue to protect our registered and common law trademarks and service marks in the United States and abroad. We have not secured registration of all of our marks in the United States and have not pursued registration in any foreign country.

     We also protect our proprietary rights by requiring employees to agree not to reveal any sensitive information to our competitors and to sign a confidentiality agreement. Employees are required to execute a non-competition agreement, which may restrict them from working for a competitor for one year after employment terminates. However, we may not obtain these agreements in every case.

Employees

     As of March 31, 2001, we had a total of 165 employees in the United States, including 40 people engaged in product development, 32 people in sales and marketing, 62 people in professional services and support and 31 people in general and administrative services. We also employed a total of 17 people in Europe, including 4 people in sales and marketing, 10 people in professional services and support and 3 people in general and administrative services. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are good.

                       EXECUTIVE OFFICERS AND DIRECTORS

     The following table contains information about our executive officers and directors as of May 31, 2001. Our audit committee consists of Eric Haskell, Kenneth Kaisen and William Miller. Our compensation committee consists of Charles Heller, Christopher Hollenbeck and Michael Sorkin.

Executive Officers and Directors

  Name                            Age                     Position
  ----                            ---     ------------------------------------------------
R. Richard Dool................   47      President, Chief Executive Officer and Director
Norman Corn....................   55      Executive Vice President
John Gregitis..................   39      Senior Vice President, Global Sales & Marketing
Henry Hill.....................   41      Senior Vice President, Client Services
Christopher Meshginpoosh.......   33      Chief Financial Officer
Frances Moscoe.................   32      Vice President, Strategic Marketing
George Pearcy..................   55      Vice President, Human Assets
John Rosso.....................   56      Vice President, Business Development
Jeffrey Sager..................   34      Vice President, Content Technologies
Robert Schatz..................   40      Vice President, Research & Development
Hugh Tamassia..................   31      Chief Technology Officer
Eric Haskell...................   54      Director
Charles Heller.................   65      Director
Christopher Hollenbeck.........   33      Director
Kenneth Kaisen.................   43      Director
William Miller.................   55      Director
Michael Sorkin.................   56      Director

     R. Richard Dool joined Liquent in February 2000 and currently holds the position of President, Chief Executive Office and Director. Mr. Dool has over 20 years of extensive international sales and marketing experience in the technology arena. From July 1994 to February 2000, Mr. Dool was President and Chief Executive Officer at LabVantage Solutions, a leading marketer of laboratory automation software. Mr. Dool holds a B.A. in political science/public administration from Fordham University.

     Norman Corn joined Liquent in June 2000 to serve as Executive Vice President and General Manager of Liquent's Life Sciences business unit. He previously spent six years (March 1994-June 2000) as President and Chief Executive Officer of TCG Software Services, Inc., a leading offshore software services provider with U.S. and international locations. Prior to TCG, Mr. Corn served in sales and sales management positions at IBM, was Vice President of Marketing of AT&T's Computer Systems Division, and was CEO of The Office Works, a PC networking services company. Mr. Corn holds a B.S. in mathematics from Rensselaer Polytechnic Institute.

     John Gregitis joined Liquent in March 2001 as the Senior Vice President, Global Sales & Marketing. From April 1999 to February 2001, Mr. Gregitis served as the Vice President of Sales for Naviant, a Newtown Square, PA-based Internet marketing company that focuses on helping businesses identify and build relationships with online customers. Before joining Naviant, Mr. Gregitis was the Vice President of Sales and Marketing for PTS Learning Systems (September 1996 to April 1999) and held various senior sales and marketing assignments at QAD, Sales Technologies, and Digital Equipment Corporation. Mr. Gregitis was awarded his bachelor's of science degree in 1984 from East Stroudsburg University. He also graduated from The Center for Executive Development at Harvard Business School in 1991.

     Henry Hill joined Liquent in November 2000 as Senior Vice President, Client Services. Mr. Hill's background includes over 20 years of experience in both technical and business operations and development. He has worked in software design and implementation, and has been involved in strategic, business, and financial planning. Prior to joining Liquent, Mr. Hill was the U.S. Operations Officer for TCG Software Services from June 1998 to November 2000, driving both the business development and operational arms of the company. From July 1997 to June 1998, Mr. Hill was a Client Service and Technology Manager at Andersen Consulting, working at the J.P. Morgan engagement. From June 1989 to June 1997, Mr. Hill held various management positions at Sea-Land Service, Inc. Mr. Hill holds a bachelor's degree in computer science from Susquehanna University and an M.B.A. from Fairleigh Dickenson University.

     Christopher Meshginpoosh joined Liquent in October 2000 and currently holds the position of Chief Financial Officer. From June 1999 until September 2000, Mr. Meshginpoosh was the Vice President of Finance for Luminant Worldwide, a digital professional services firm with over 1,000 employees. From April 1999 until June 1999, Mr. Meshginpoosh was a Co-founder and Director of ARC Group, LLC, a specialized financial advisory and consulting firm. From April 1998 until April 1999, Mr. Meshginpoosh was a manager of Kreischer, Miller Co., a certified public accounting firm, where he spent a considerable amount of time providing clients support for mergers and acquisitions and public and private equity placements. From March 1994 until April 1999, Mr. Meshginpoosh served in a variety of positions at KPMG Peat Marwick, LLP, serving most recently as a senior manager. Mr. Meshginpoosh holds a B.S. in accounting from the West Chester University of Pennsylvania.

     Frances Moscoe joined Liquent in June 2000 as Vice President of Strategic Marketing. Prior to joining the Company, Ms. Moscoe spent five years (June 1995 to May 2000) at Systems & Computer Technology Corp. (SCT), serving in various senior management positions and, ultimately, as the Vice President of Marketing for the SCT Global Government Solutions division from September 1999 to May 2000. As Vice President of Marketing, she was responsible for management of strategic activities related to product management, product design, third-party relationships, and competitive intelligence. She formerly served as Director of Communications and Marketing for the South Carolina Association of Realtors, a 10,000-member trade organization. Ms. Moscoe holds a B.S. in business administration from the University of Kentucky and an M.S. in corporate communications from Ithaca College.

     George Pearcy joined Liquent in November 1995 and currently holds the position of Vice President, Human Assets. From October 1992 until November 1995, Mr. Pearcy was the Vice President of Finance for Northeastern Analytical Corporation and TTI Environmental Services, an environmental analytical laboratory and an underground storage tank company. Mr. Pearcy holds a B.S./B.A. in accounting and an M.B.A. from the University of Missouri.

     John Rosso joined Liquent in April 2001 as Vice President, Business Development. Prior to joining Liquent, he spent more than 20 years in various sales and sales management roles in the Telecommunications industry with AT&T, MCI and Worldcom. Mr. Rosso's most recent assignment was as Vice President of National Accounts for Worldcom from July 1994 to April 2001, where he was responsible for establishing and managing large strategic relationships. Prior to Woldcom, Mr. Rosso spent 5 years at MCI as Executive Director of Corporate National Accounts. He also has extensive experience in both the reseller and system integrator market. Mr. Rosso holds a B.S. in Social Sciences from Villanova University.

     Jeffrey Sager was recently appointed Vice President, Content Technologies in May 2001. Previously, Mr. Sager served as Vice President, Business Development of Liquent from June 2000 to May 2001 and as Vice President of Sales of Liquent since January 1996. From April 1994 to December 1995, Mr. Sager was Director of Market Development for Etak Inc., a developer of computerized mapping software systems and products. Mr. Sager holds a B.S. in business from the University of Delaware.

     Bob Schatz has served as Vice President, Research and Development since May 2000. Mr. Schatz joined Liquent in May 1995 and was promoted to Executive Director of Development in May 1998, where he was responsible for establishing the development methodology and managing all product development resources. Before joining Liquent, Mr. Schatz spent 12 years at GE Aerospace/Lockheed Martin, where he held various management positions for large-scale development projects for U.S. Government agencies and the Department of Defense. Mr. Schatz holds a B.S. degree in computer and information sciences from Temple University.

     Hugh Tamassia joined Liquent in February 2001 as Chief Technology Officer. From September 1999 to October 2000, Mr. Tamassia served as the Chief Technology Officer for ESPCard.com, a Wilmington, Del.-based provider of infrastructure technology for mobile computing. In this role, he was responsible for the ground-up development of the technology and delivering the ESPCard.com product to market. Mr. Tamassia has worked for MBNA America as the Development Manager of Telemarketing Systems (November 1995 to December 1997) and First USA Bank as Vice President - CMS Information Systems (December 1997-September 1999). He most recently served (November 2000- January 2001) as the Chief Information Officer for GoodCompany, LLC, a Conshohocken, PA.-based provider of Internet marketing initiatives for small businesses. Mr. Tamassia earned his bachelor's degree in Computer and Informational Sciences in 1992, and later received his Masters in Business Administration in 1999, both from the University of Delaware.

     Eric Haskell has served as a member of the Board of Directors for Liquent since September 2000. Since July 1990, Mr. Haskell has served as Senior Vice President, Finance & Administration, Treasurer and Chief Financial Officer of Systems & Computer Technology Corp. Prior to his work at SCT, he was chief financial officer at holding company Williams Holdings, Inc., and manufacturing firm Transamerica Delaval, Inc. Mr. Haskell also worked seven years with Ernst & Young. Mr. Haskell holds a B.S. degree in Business Administration and is a Certified Public Accountant.

     Charles Heller has served as a member of the Board of Directors of Liquent since May 1995. Since April 2000, Dr. Heller has served as Senior Principal of Gabriel Venture Partners, L.P., a venture capital firm. From 1990 to March 2000, he served as Director of the Dingman Center for Entrepreneurship at the University of Maryland, and, concurrently, as President of the Annapolis Consulting Group, a management consulting firm. Currently, he serves on a number of boards of directors, including those of Avatech Solutions, American Venture Resource Association (AVRA), Baltimore-Washington Venture Group (as Chairman), Bahamas Venture Capital Fund, interSOURCE Solutions, and Rentmaker. Dr. Heller holds B.S. and M.S. degrees in civil engineering from Oklahoma State University and a Ph.D. in engineering from The Catholic University of America.

     Christopher Hollenbeck has served as a member of the Board of Directors of Liquent since July 1997. Mr. Hollenbeck is a Managing Director of Granite Ventures LLC, a venture capital firm, where he has been an Investment Manager for the Adobe Ventures Funds since July 1998. From June 1996 until June 1998, Mr. Hollenbeck served as a Vice President in the venture capital department of Hambrecht & Quist LLC. From April 1991 until September 1995, Mr. Hollenbeck held various positions in the investment banking department of Hambrecht & Quist LLC. Mr. Hollenbeck is a member of the board of directors of Avantgo Inc.
(NASD: AVGO) as well as several privately held companies, including Convio, Inc., Covia Technologies, Inc. HAHT Commerce, Inc. and NetClerk, Inc. Mr. Hollenbeck holds a B.A. in American Studies from Stanford University.

     Kenneth Kaisen has served as a member of the Board of Directors of Liquent since April 2000. Since January 1997, Mr. Kaisen has held the position of Vice President, Information Management and Chief Information Officer for the Industry Solutions Operations organization within Xerox Corporation. From January 1988 to December 1996, Mr. Kaisen worked for New England Business Service, Inc. and held various manager positions, including the position of Vice President, Chief Information Officer from January 1995 to December 1996. Mr. Kaisen holds a M.S. in computer science from Rochester Institute of Technology and a B.S. in electrical engineering from Rensselaer Polytechnic Institute.

     William Miller has served as a member of the Board of Directors of Liquent since September 2000. Mr. Miller also serves as a Director on several boards, including Waters Corporation, and NVidia Corp. Until October 1999, he was Chairman and CEO of Avid Technology, Inc., a provider of digital tools for multimedia. Prior to Avid, Mr. Miller served as CEO of Quantum Corporation, a mass storage company. He also has held various senior management positions at Control Data Corporation (now Ceridien Corp.), Imprimis Technology, Inc., and Commercial Credit Corporation, among others. Mr. Miller received a B.A. and a J.D. degree from the University of Minnesota.

     Michael Sorkin has served as a member of the Board of Directors of Liquent since November 2000. Mr. Sorkin is a co-founder and has served as the CEO and Managing Partner since June 1996 of Palmer Cole & Company, a consulting organization focused on executive development, organizational growth and performance, and merger/acquisition integration. He has 25 years of management experience, which includes leadership of global organizations, such as units of AT&T and IBM. He also has held senior executive line and staff positions with several large technology companies. As a management consultant, Mr. Sorkin has worked with the executives of companies such as The Thomson Corporation, LandAmerica Financial Group, Media General Corporation, Blue Cross-Blue Shield, Conde Nast Publications, Convergys, and Freedom Communications, to help improve key areas like decision-making and strategy deliberations.


Item 2.   Facilities

     Our principal administrative, sales, marketing, technical support and product development facilities are located at our headquarters in Fort Washington, Pennsylvania. We currently lease approximately 30,300 square feet of office space in the Fort Washington facility under a lease, which terminates October 31, 2003.

     We also lease office space for sales and marketing in La Jolla, California, Research Triangle Park, North Carolina, and Burlington, Massachusetts and in the United Kingdom.


Item 3.   Legal Proceedings.

     Liquent is not currently a party to any material legal proceedings.


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

                                    PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "ESPS." The following table sets forth the high and low closing sale prices for the Common Stock as reported by the Nasdaq National Market since the Initial Public Offering on June 16, 1999:

                                                                 High   Low
                                                                ------ ------
     Fiscal Year ended March 31, 2001:
          First quarter ....................................    $ 6.38 $ 3.19
          Second quarter....................................    $ 4.13 $ 2.82
          Third quarter.....................................    $ 3.63 $ 1.38
          Fourth quarter....................................    $ 2.88 $ 1.44

     Fiscal Year ended March 31, 2000:
          First quarter (June 16, 1999 to June 30, 1999)....    $ 7.44 $ 6.69
          Second quarter....................................    $14.19 $ 7.38
          Third quarter.....................................    $ 8.75 $ 3.50
          Fourth quarter....................................    $ 9.63 $ 4.53

     As of June 27, 2001, there were approximately 103 holders of record of our Common Stock. (Because "holders of record" include only stockholders listed with our transfer agent and exclude stockholders listed separately with financial nominees, this number does not accurately reflect the actual number of beneficial owners of our Common Stock, of which we estimate there were more than 1,000 on such date.) On June 27, 2001 the last reported sale price of our Common Stock on the Nasdaq National Market was $1.02 per share.

     We have not paid a dividend since inception and do not presently intend to declare a cash dividend on our Common Stock in the foreseeable future and expect to retain future earnings to fund the development and growth of our business.

     As of March 31, 2001 we have used approximately $4.5 million of the $22.2 million of net proceeds from our initial public offering of common stock. As discussed in the Liquidity and Capital Resources section, proceeds from our initial public offering have been utilized for the purchases of property and equipment and leasehold improvements, funding of research and development efforts, and funding current operations.

Item 6. Selected Financial Data.

     The selected financial data presented below for each of our last five fiscal years have been derived from and are qualified by reference to the Company's consolidated financial statements. Our financial statements have been audited by Ernst & Young LLP, independent auditors.

                                                                               Years ended March 31,
                                                                 ---------------------------------------------
                                                              2001       2000        1999         1998       1997
                                                           ---------  ---------    --------    ---------   --------
                                                                     Restated (1)
                                                                     ------------
                                                                       (in thousands, except per share data)
Statement of Operations Data:
Revenues:
     Software licenses...................................  $ 11,593   $  12,144    $ 11,676    $  6,814    $    648
     Software licenses--related party....................        --         431       1,778          --          --
     Professional services and support...................    12,386       8,850       4,315       1,832         420
     Professional services and support--related party....        --          --         180          --          --
                                                           --------   ---------    --------    --------    --------
          Total revenues.................................    23,979      21,425      17,949       8,646       1,068
                                                           --------   ---------    --------    --------    --------
Cost of revenues:
     Software licenses...................................       897         403         298         258          68
     Professional services and support...................     7,958       6,033       3,193       1,589         506
                                                           --------   ---------    --------    --------    --------
          Total cost of revenues.........................     8,855       6,436       3,491       1,847         574
                                                           --------   ---------    --------    --------    --------
Gross profit.............................................    15,124      14,989      14,458       6,799         494
Operating expenses:
     Research and development............................     5,462       4,999       3,829       1,978       1,407
     Sales and marketing.................................    11,778       9,311       5,185       1,283         714
     General and administrative..........................     5,538       3,488       3,162       1,229       1,147
                                                           --------   ---------    --------    --------    --------
          Total operating costs..........................    22,778      17,798      12,176       4,490       3,268
                                                           --------   ---------    --------    --------    --------
Income (loss) from operations............................    (7,654)     (2,809)      2,282       2,309      (2,774)
Interest, net............................................     1,148         877         130          52         (39)
                                                           --------   ---------    --------    --------    --------
Income (loss) before income taxes........................    (6,506)     (1,932)      2,412       2,361      (2,813)
Income tax provision (benefit)...........................        --        (127)        936        (514)         --
                                                           --------   ---------    --------    --------    --------
Net income (loss)........................................  $ (6,506)   $ (1,805)   $  1,476    $  2,875    $ (2,813)
                                                           ========   =========    ========    ========    ========
Earnings (loss) per share:
     Basic...............................................  $  (0.39)   $  (0.14)   $   0.57    $   3.81    $  (3.51)
     Diluted ............................................  $  (0.39)   $  (0.14)   $   0.10    $   0.25    $  (3.51)
Shares used in computation of earnings (loss) per share:
     Basic...............................................    16,891      13,041       2,575         754         801
     Diluted ............................................    16,891      13,041      14,641      11,326         801
Balance Sheet Data:
Working capital..........................................  $ 15,877    $ 23,887    $  4,366    $  4,119    $  1,608
Total assets.............................................    33,910      35,473      12,056      10,017       3,211
Long-term debt, less current portion.....................       309         435          --          --          --
Retained earnings (accumulated deficit)..................    (7,962)     (1,456)        349      (1,127)     (4,003)
Total stockholders' equity...............................    22,516      28,552       6,724       4,896       1,962

(1) See Note 1 to the Notes to the Consolidated Financial Statements regarding the restatement of our fiscal year 2000 financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

   History of Operations

     Liquent provides software solutions that enable businesses in highly regulated industries to reduce the costs and overall burden associated with traditional compliance processes. Our electronic compliance management solutions utilize advanced technologies, such as corporate intranets and the Internet, and have the ability to scale throughout an enterprise. The CoreDossier family of software products and related services enables users to collaborate in the authoring, compilation, distribution, publishing and reuse of compliance information and regulatory submissions. Liquent also offers day-to-day publishing technologies such as kPublisher(TM) as well as advanced rendering technologies such as Liquent Xtent(TM). In addition to advanced technology, we provide our customers with in-depth industry-specific compliance expertise that allows us to better understand their publishing needs and requirements through our consulting and software support services.

Recent Developments:

Restatement of Financial Results

     With the concurrence of our independent auditors, we reduced our fiscal year 2000 reported revenue from $22.8 million to $21.4 million and reported diluted net loss per share from $(0.03) to $(0.14). Correspondingly, deferred revenue at March 31, 2000 increased from $3.3 million to $4.2 million. In addition, all interim periods in our fiscal years 2000 and 2001 have been restated. See Notes 1 and 17 to the consolidated financial statements included herein for additional information and comparisons of previously reported and restated financial statement amounts for each of the periods impacted.

   Source of Revenues and Revenue Recognition Policy

     We generate revenues through software licenses, professional services and postcontract support. Software licenses revenues are generated from licensing the rights to use our products. Professional services and support revenues are generated from sales of customer-support-services contracts and consulting and training services performed for customers that license our products.

     Postcontract customer support includes telephone support, bug fixes and rights to upgrades on a when-and-if available basis. Services range from installation, training and general consulting to publishing outsourcing services. In general, our sales of software licenses include an initial period of postcontract customer support. In addition, we occasionally enter into service agreements related to software licenses. In software arrangements that include rights to multiple software products, postcontract support and other services, we allocate the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables. The fair value of the software license is determined based on vendor-specific objective evidence of the undelivered postcontract customer support (PCS) and service elements in accordance with the provisions of SOP 98-9.

     Revenue from software licenses is recorded when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is probable. We recognize the revenue allocable to software licenses upon obtaining a signed license agreement, and delivery of the software product unless the fee is not fixed and determinable or collectibility is not probable. Our current standard practice is not to provide customer acceptance terms in connection with licenses of its software. In prior years we entered into agreements that provided standard customer acceptance terms and continue to sell additional software licenses to the customers under such terms. These customer acceptance terms, which we consider to be perfunctory, lapse after a short period (generally 30 to 90 days) if the customer has not formally rejected the software. Arrangements that include acceptance terms beyond our standard terms are not recognized until acceptance has occurred.

     Revenue from software licenses to parties other than end users of our products, including software sold under reseller, third-party integrator and OEM arrangements, is recorded only when our software has been placed with an end user, unless we can be certain that there are no further obligations or commitments to the customer other than those that are quantifiable according to the terms of the contracts, regardless of the significance of such obligations and commitments.

     Revenues from PCS are recognized on a straight-line basis over the term of the customer support contract, typically one year.

     Consulting revenues include implementation services performed primarily on a time-and-materials basis under separate service arrangements related to the installation of our software. We do not consider the installation services essential because the services are routine in nature and include implementation planning, training of customer personnel, building simple interfaces and running test data. Also, customers have third parties who can provide such services. The remainder of our consulting revenues is derived primarily from staff augmentation, project management for publishing new drug applications and general information technology consulting. Revenue is recognized for these services on a time-and-materials basis as services are performed. In some circumstances, services are provided under fixed-price arrangements in which case revenue is recognized on the percentage-of-completion method. Revisions in estimates of costs to complete are reflected in operations in the period in which facts requiring those revisions become known.


Results of Operations

     The following table presents statement of operations data as a percentage of total revenues:

                                                   Percentage of Revenues
                                                   ----------------------
                                                        Fiscal Years
                                                        ------------
                                                      Ended March 31,
                                                      ---------------
                                                2001       2000        1999
                                              --------   --------    --------
                                                        Restated (1)
                                                        ------------
Statement of Operations Data:
Revenues:
     Software licenses....................       48.3%      58.7%        75.0%
     Professional services and support....       51.7       41.3         25.0
                                              -------    -------       ------
          Total revenues..................      100.0      100.0        100.0
Cost of revenues:
     Software licenses....................        3.7        1.9          1.7
     Professional services and support....       33.2       28.1         17.8
                                              -------    -------       ------
          Total cost of revenues..........       36.9       30.0         19.5
                                              -------    -------       ------
Gross profit .............................       63.1       70.0         80.5
Operating expenses:
     Research and development.............       22.8       23.3         21.3
     Sales and marketing..................       49.1       43.5         28.9
     General and administrative...........       23.1       16.3         17.6
                                              -------    -------       ------
          Total operating expenses........       95.0       83.1         67.8
                                              -------    -------       ------
Income (loss) from operations.............      (31.9)     (13.1)        12.7
Interest, net.............................        4.8        4.1          0.7
                                              -------    -------       ------

Income (loss) before income taxes.........      (27.1)      (9.0)        13.4
Income tax provision (benefit)............         --       (0.6)         5.2
                                              -------    -------       ------
Net income (loss).........................      (27.1)%     (8.4)%        8.2%
                                              =======    =======       ======


(1) See Note 1 to the Notes to the Consolidated Financial Statements regarding the restatement of our fiscal year 2000 financial statements.

Comparison of Fiscal Year Ended March 31, 2001, and Fiscal Year Ended March 31, 2000

   Revenues

     Total revenues consist of revenues from software licenses and professional services and support. Professional services and support revenues include professional consulting, training and customer support services. Total revenues increased 12% to $24.0 million for the fiscal year ended March 31, 2001, from $21.4 million for the fiscal year ended March 31, 2000. For fiscal 2001 and fiscal 2000, no customer accounted for more than 10% of revenues.

     Software licenses revenues decreased 8% to $11.6 million for the fiscal year ended March 31, 2001, from $12.6 million for the fiscal year ended March 31, 2000. This decrease resulted from a significant decline in revenues during the quarter ended March 31, 2001, that was attributable to lengthening sales cycles, a general economic slowdown and price sensitivity within our customer base.

     Professional services and support revenues increased 39% to $12.4 million for the fiscal year ended March 31, 2001, from $8.9 million for the fiscal year ended March 31, 2000. This increase resulted primarily from an increase in customer support revenues and an increase in consulting and training services revenue. These increases were driven by an increase in our customer base from approximately 61 at March 31, 2000, to 67 as of March 31, 2001, as well as a general increase in the number of installed licenses for which we currently provide support. We expect the proportion of professional services and support revenues to total revenues to fluctuate in the future, depending in part on our customers' direct use of third-party consulting and implementation service providers.

     Revenues derived from international customers were $3.8 million for the fiscal year ended March 31, 2001, and $4.5 million for the fiscal year ended March 31, 2000. The decrease was primarily attributable to delays in the execution of certain anticipated software license agreements with European customers.

     International revenues accounted for 16% of total revenues in the fiscal year ended March 31, 2001, and 21% in the fiscal year ended March 31, 2000. In order to expand international sales, we have made significant investments in our European operations including the hiring of new personnel, the relocation of our European office, and the establishment of a European technical support call center. To the extent that we are unable to achieve expected international revenue growth in a timely manner, our business, operating results and financial condition could be seriously harmed. We cannot guarantee that we will be able to maintain or increase international market demand for our products. In some markets, localization of our products is essential to achieve market penetration. We may incur substantial costs and experience delays in localizing our products, and we cannot guarantee that any localized product will ever generate significant revenue.

   Cost of Revenues

     Cost of software licenses revenues consists primarily of royalties we pay to third parties for the use of their technology incorporated into our CoreDossier products and amortization of capitalized software costs. Cost of software licenses revenues increased to $897,000 for the fiscal year ended March 31, 2001 from $403,000 for the fiscal year ended March 31, 2000. Cost of software licenses revenues as a percentage of software licenses revenues were 8% for fiscal 2001 and 3% for fiscal 2000. The increase in cost of software license revenues resulted primarily from the amortization of purchased and capitalized software costs that commenced in September 2000. During March 2000, we purchased third-party software that was used as the basis for the design of features and functions in the latest version of CoreDossier, which was released in September 2000. In September 2000, we commenced amortization of this purchased software over an estimated economic life of three years. During the fiscal year ended March 31, 2001, we also capitalized internal costs related to the development of software to be licensed to third parties amounting to approximately $200,000, excluding costs capitalized during the year amounting to approximately $291,000 that were written off during the same year because products were not ultimately released to the market. Amortization of these capitalized costs occurs generally on a straight-line basis over an estimated economic life of three years. As a result of the amortization of purchased software and capitalized internal development costs, we expect the cost of software license revenues to increase as a percentage of software license revenues in future periods.

     We currently have a material license agreement with Versant Object Technology Corporation for the use of technology that is embedded in CoreDossier. Under the terms of the license agreement, we have the right to use and copy Versant's software to develop and combine Versant's technology with our software products to create applications in exchange for royalties ranging from 1.7% to 2.5% of the sales of certain of our products. The royalties are recorded as a cost of software license revenue in the same period as the related software license revenue. Our license is non-exclusive, non-transferable and non-assignable. In September 1999, we prepaid royalty fees to Versant of $500,000. As of March 31, 2001, we have a remaining prepayment of approximately $195,000. We have no contractual obligation for additional purchases from Versant.

     Cost of professional services and support revenues consists primarily of personnel costs related to professional services and customer support. Cost of professional services and support revenues increased 32% to $7.9 million for the fiscal year ended March 31, 2001, from $6.0 million for the fiscal year ended March 31, 2000. This increase resulted primarily from the hiring and training of 21 professional services and customer support personnel to support our increased customer base. The number of our professional services and customer support personnel increased to 72 at March 31, 2001, from 51 at March 31, 2000. Cost of professional services and support revenues as a percentage of professional services and support revenues was 64% for fiscal 2001 and 68% for fiscal 2000. The cost of professional services and support revenues as a percentage of professional services and support revenues may vary among periods because of changes in the mix of services we provide which have different revenue margins. The decrease in cost of professional services and support revenues as a percentage of professional services and support revenues resulted primarily from increased customer support revenues, which have higher margins than other professional services.

     In order to attain profitability, we believe that we need to achieve increases in the utilization rates of our professional services personnel. In order to attain these utilization improvements, we must continue to increase the amount of services provided to our customers. We derive a significant portion of our professional service revenue from the implementation of software licensed by our customers. In the event that we are unable to achieve increases in software license revenues, the growth, if any, in our professional service revenues may be limited, and as a result, we may experience increased operating losses. In addition, to the extent that we are unable to modify current personnel levels rapidly in response to changes in demand for our services, our operating results and financial condition could be seriously harmed.

   Operating Expenses

     Research and development. Research and development expenses consist primarily of salaries, benefits and depreciation for equipment for:

     .    Software developers;

     .    Quality assurance personnel; and

     .    Program managers and technical writers.

     Research and development expenses increased 10% to $5.5 million for the fiscal year ended March 31, 2001, from $5.0 million for the fiscal year ended March 31, 2000. This increase resulted from an increase in the number of software developers and quality assurance personnel, to support our product development and testing activities prior to the restructuring that occurred in March 2001. Research and development expenses represented 23% of our total revenues for fiscal 2001 and 2000.

     During March 2001, we implemented a restructuring plan that resulted in a reduction in the number of research and development personnel on staff. The total number of research and development personnel decreased to 40 on March 31, 2001, from 45 on March 31, 2000. As a result, we expect that our research and development expenses will not continue to increase in the first two quarters of the fiscal year ending March 31, 2002, but will gradually rise in the latter half of the fiscal year as we gradually increase the number of research and development personnel on staff. We believe that our future revenue growth is dependent upon our ability to introduce new products that meet the evolving needs of our customers. The reduction in research and development personnel results in limitations in the number and size of development projects that can occur, and therefore the headcount reductions may result in delay or inability to introduce new products. In the event that we are unable to introduce new products in a timely manner, our financial conditions and results could be materially affected.

     Sales and marketing. Sales and marketing expenses consist primarily of:

     . Salaries, commissions and bonuses earned by sales and marketing personnel;

     .    Travel and promotional expenses; and

     .    Communication costs related to direct sales efforts.

     Sales and marketing expenses increased 27% to $11.8 million for the fiscal year ended March 31, 2001 from $9.3 million for the fiscal year ended March 31, 2000. This increase resulted primarily from our increased investment in sales and marketing infrastructure, both domestically and internationally. The investments included increases in personnel-related expenses, recruiting fees, travel and entertainment, and related facility and equipment costs. In addition, we increased marketing activities, including trade shows, public relations, direct mail campaigns and other promotional activities. Sales and marketing expenses represented 49% of our total revenues for fiscal 2001 and 44% for fiscal 2000. As a result of the restructuring plan implemented in March 2001, we anticipate a substantial increase in the number of salespeople on staff, which we believe is necessary to further increase penetration and acceptance of our products in our targeted markets. Accordingly, we anticipate that sales and marketing expenses will increase in future periods. To the extent that these expenses are not offset by expected increases in revenues, we may experience increased operating losses, and a substantial decrease in our liquidity.

     General and administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administrative and information services personnel. These expenses also include fees for legal, accounting and consulting services, and restructuring costs.

     General and administrative expenses increased 57% to $5.5 million for the fiscal year ended March 31, 2001, from $3.5 million for the fiscal year ended March 31, 2000. The number of our executive, finance and administrative personnel grew to 34 at March 31, 2001, from 22 at March 31, 2000. General and administrative expenses represented 23% of our total revenues for fiscal 2001 and 16% for fiscal 2000. The increase in general and administrative expenses as a percentage of our sales was primarily due to increases in the number of executives on staff, recruiting fees related to new executives, administrative support personnel, and additional legal and accounting fees. We believe our general and administrative expenses will continue to increase due to increases in directors' and officers' liability insurance premiums, as well as anticipated additional legal, accounting and consulting fees.

     In March 2001, as a result of current economic factors as well as our outlook and strategy for the fiscal year ended March 2002, we adopted a restructuring plan that resulted in the termination of 33 employees. In connection with the restructuring, involuntarily terminated employees were entitled to severance benefits including cash compensation, continued benefits and outplacement assistance. The total amount of severance benefits accrued and charged to expense amounted to $489,000 and is reflected in general and administrative expenses in our Statement of Operations for the fiscal year ended March 31, 2001. Almost none of these severance benefits were paid during the fiscal year ended March 31, 2001, however, we anticipate a substantial majority of the amount accrued will be paid during the first quarter of our fiscal year ending June 30, 2001.

     The purpose of the restructuring plan was to reduce the number of non-sales and marketing personnel, including the reduction of certain research and development personnel, in order to provide short-term cost savings that could be redeployed into specialized product development skills as well as expanding our sales and marketing resources. We estimated that the reduction in annual operating expenses was approximately $3 million, however, almost all of this reduction has been offset by substantial recent increases in the number of sales and marketing personnel. While we expect these increases in sales and marketing efforts to result in increases in our software license revenue in the latter half of the fiscal year ending March 31, 2002, we expect the increases to result in a net operating loss in the first half of the fiscal year, and therefore a reduction in available cash balances.

     We have made substantial investments in our infrastructure in anticipation of growth in our business. These investments include a significant increase in the number of executives and related compensation, investments in internal information technology systems and related support costs, and expansion of our international facilities. In the event that we are unable to achieve planned increases in revenue within a short time frame, our results of operations and our financial position could be materially harmed.

     Deferred stock compensation expense was $31,000 for the fiscal year ended March 31, 2001 and $105,000 for the fiscal year ended March 31, 2000.

     Interest, net. Interest, net is derived from interest income earned on our cash and cash equivalents. Interest income increased 31% to $1.1 million for the fiscal year ended March 31, 2001 from $877,000 for the fiscal year ended March 31, 2000. This increase was primarily attributable to the fact that we earned a full year of interest on the remaining proceeds from our initial public offering which occurred in June 1999. This interest income was partially offset by interest expense recorded during the fiscal year ended March 31, 2001 associated with sales and use taxes.

     Income taxes. We had no income tax expense during the fiscal year ended March 31, 2001 compared with income tax benefit of $127,000 during the fiscal year ended March 31, 2000. As a result of the uncertainty regarding the recoverability of historical net operating loss carryforwards, we recorded a 100% valuation allowance against our net deferred tax asset arising from potential future tax benefits attributable to current year operating losses.


Comparison of Fiscal Year Ended March 31, 2000, and Fiscal Year Ended March 31, 1999

Revenues

   Total revenues increased 20% to $21.4 million for the fiscal year ended March 31, 2000 from $17.9 million for the fiscal year ended March 31, 1999. For fiscal 2000, no customer accounted for more than 10% of revenues, and during fiscal 1999, one customer accounted for 11% of revenues.

   Software licenses revenues decreased 7% to $12.6 million for the fiscal year ended March 31, 2000, from $13.5 million for the fiscal year ended March 31, 1999. We attribute this decrease to a decrease in revenues derived from a software license agreement with a related party.

   Services and maintenance revenues increased 98% to $8.9 million for the fiscal year ended March 31, 2000 from $4.5 million for the fiscal year ended March 31, 1999. This increase resulted primarily from an increase in customer support revenues and an increase in consulting and training services revenues, as we had service and maintenance revenue for the entire year for customers added during fiscal year 1999 and our customer base grew to 61 at March 31, 2000 from 43 at March 31, 1999.

   Revenues derived from international customers were $4.5 million for the fiscal year ended March 31, 2000, and $3.3 million for the fiscal year ended March 31, 1999. This increase resulted primarily from the sale of our products and services to existing customers with operations outside the United States.

 Cost of Revenues

   Cost of software licenses revenues increased to $403,000 for the fiscal year ended March 31, 2000, from $298,000 for the fiscal year ended March 31, 1999. This increase resulted primarily from an increase in the sale of our CoreDossier products. Cost of software licenses revenues as a percentage of software licenses revenues were 3.2 % for fiscal 2000 and 2.2% for fiscal 1999. We expect cost of software license revenues to increase due to the amortization of software purchased from Xerox in the fourth quarter of fiscal 2000.

   Cost of services and maintenance revenues increased 88% to $6.0 million for the fiscal year ended March 31, 2000, from $3.2 million for the fiscal year ended March 31, 1999. This increase resulted primarily from the hiring and training of 13 professional services and customer support personnel to support our increased customer base. The number of our professional services and customer support personnel increased to 51 at March 31, 2000 from 38 at March 31, 1999. Cost of services and maintenance revenues as a percentage of services and maintenance revenues was 68% for fiscal 2000 and 71% for fiscal 1999. The cost of services and maintenance revenues as a percentage of services and maintenance revenues may vary among periods because of the mix of services we provide which have different revenue margins. The decrease in cost of services and maintenance revenues as a percentage of services and maintenance revenues resulted primarily from increased customer support revenues, which have higher margins than the other services.


 Operating Expenses

   Research and development. Research and development expenses increased 32% to $5.0 million for the fiscal year ended March 31, 2000 from $3.8 million for the fiscal year ended March 31, 1999. This increase resulted from an increase in the number of software developers and quality assurance personnel, to support our product development and testing activities. Research and development expenses represented 23% of our total revenues for fiscal 2000 and 21% for the fiscal year ended March 31, 1999. The increase in research and development expenses as a percentage of total revenues primarily reflects our investment in our research and development activities during this period.

   Sales and marketing. Sales and marketing expenses increased 79% to $9.3 million for the fiscal year ended March 31, 2000, from $5.2 million for the fiscal year ended March 31, 1999. This increase resulted primarily from our increased investment in sales and marketing infrastructure, both domestically and internationally. The investments included increases in personnel-related expense, recruiting fees, travel and entertainment, and related facility and equipment costs. In addition, we increased marketing activities, including trade shows, public relations, direct mail campaigns and other promotional activities. Sales and marketing expenses represented 44% of our total revenues for fiscal 2000 and 29% for fiscal 1999.

   General and administrative. General and administrative expenses increased
9% to $3.5 million for the fiscal year ended March 31, 2000, from $3.2 million for the fiscal year ended March 31, 1999. The number of our executive, finance and administrative personnel grew to 22 at March 31, 2000, from 18 at March 31, 1999. General and administrative expenses represented 16% of our total revenues for fiscal 2000 and 18% for fiscal 1999. The decrease in general and administrative expenses as a percentage of our sales was primarily due to fixed costs which did not increase as revenues increased.

   Deferred stock compensation expense was $105,000 for the fiscal year ended March 31, 2000, and $218,000 for the fiscal year ended March 31, 1999.

  Interest, net. Interest income increased 575% to $877,000 for the fiscal year ended March 31, 2000, from $130,000 for the fiscal year ended March 31, 1999. This increase was primarily attributable to income earned on the invested proceeds from the Company's initial public offering on June 16, 1999.

  Income taxes. An income tax benefit of $127,000 was recorded for the fiscal year ended March 31, 2000, resulting from the carryback of our net operating loss to prior taxable years. We have provided a valuation allowance against the net deferred tax asset at March 31, 2001, as we do not consider the realization of this asset to be more likely than not. An income tax provision of $936,000 was recorded for the fiscal year ended March 31, 1999. This decrease resulted primarily from our net operating loss.

Quarterly Results of Operations (unaudited)

     The following table presents our unaudited quarterly results of operations for the last eight fiscal quarters ended March 31, 2001. You should read the following table in conjunction with our financial statements and the related notes included in this prospectus. We have prepared this unaudited information on the same basis as the audited financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the results of operations for any quarter.

     See Note 17 with respect to the       Mar. 31,  Dec. 31,   Sept. 30,   June 30,   Mar. 31,    Dec. 31,  Sept. 30,   June 30,
                                          --------   --------   ---------   --------   --------    --------  --------    --------
     restatement of quarterly results       2001       2000       2000        2000        2000       1999      1999        1999
                                            ----       ----       ----        ----        ----       ----      ----        ----
Statement of Operations Data:*
Revenues:
     Software licenses.................  $  1,193   $  3,155    $  3,377    $  3,868    $  3,150   $  2,432   $  3,364   $  3,629
     Professional services and support.     3,779      3,295       2,895       2,417       2,378      2,126      2,261      2,085
                                         --------   --------    --------    --------    --------   --------    -------    -------
          Total revenues...............     4,972      6,450       6,272       6,285       5,528      4,558      5,625      5,714
Cost of revenues:
     Software licenses.................       532        176          99          90          68         97        144         94
     Professional services and support.     2,488      2,052       1,745       1,673       1,618      1,577      1,437      1,401
                                         --------   --------    --------    --------    --------   --------    -------    -------
          Total cost of revenues.......     3,020      2,228       1,844       1,763       1,686      1,674      1,581      1,495
                                         --------   --------    --------    --------    --------   --------    -------    -------
Gross profit ..........................     1,952      4,222       4,428       4,522       3,842      2,884      4,044      4,219
Operating expenses:
     Research and development..........     1,562      1,281       1,275       1,344       1,292      1,263      1,246      1,198
     Sales and marketing...............     3,047      3,559       2,940       2,232       2,126      2,313      2,546      2,326
     General and administrative........     2,224      1,403         929         982       1,030        828        838        792
                                         --------   --------    --------    --------    --------   --------    -------    -------
          Total operating expenses.....     6,833      6,243       5,144       4,558       4,448      4,404      4,630      4,316
                                         --------   --------    --------    --------    --------   --------    -------    -------
Loss from operations...................    (4,881)    (2,021)       (716)        (36)       (606)    (1,520)      (586)       (97)
Interest, net..........................       146        325         341         336         282        259        265         71
                                         --------   --------    --------    --------    --------   --------    -------    -------
Income (loss) before income taxes......    (4,735)    (1,696)       (375)        300        (324)    (1,261)      (321)       (26)
Income tax provision (benefit).........        --         --          --          --         484       (479)      (122)       (10)
                                         --------   --------    --------    --------    --------   --------    -------    -------
Net income (loss)......................   $(4,735)  $ (1,696)   $   (375)   $    300    $   (808)  $   (782)  $   (199)  $    (16)
                                         ========   ========    ========    ========    ========   ========    =======    =======
Loss per share:
     Basic.............................   $ (0.27)  $  (0.10)   $  (0.02)   $   0.02    $  (0.05)  $  (0.05)  $  (0.01)  $   0.00
     Diluted ..........................   $ (0.27)  $  (0.10)   $  (0.02)   $   0.02    $  (0.05)  $  (0.05)  $  (0.01)  $   0.00
Shares used in computation of earnings
   (loss) per share:
     Basic.............................    17,293     17,113      16,841      16,319      15,931     15,635     15,500      5,179
     Diluted...........................    17,293     17,113      16,841      18,250      15,931     15,635     15,500      5,179

* As restated; see note 17 to the financial statements.

Liquidity and Capital Resources

     As of March 31, 2001, we had cash and cash equivalents of $19.5 million, a decrease of $3.1 million from cash and cash equivalents held at March 31, 2000. Our working capital at March 31, 2001 was $15.9 million, compared to $23.9 million at March 31, 2000.

     Net cash provided by (used in) operating activities was $(65) for the year ended March 31, 2001, compared to $338 for the year ended March 31, 2000. During the fiscal year ended March 31, 2001, our total headcount increased from 156 as of March 31, 2000, to a high of 213 in March 2001. This increase resulted primarily from the addition of consulting personnel due to increases in volume of consulting services, increases in administrative personnel as a result of the hiring of new executives and related support personnel, as well as the addition of research and development and sales and marketing staff. The additional staff combined with increases in compensation for existing personnel resulted in a substantial increase in our operating expenses during the fiscal year ended March 31, 2001.

     In March 2001, as a result of current economic factors as well as our outlook and strategy for the fiscal year ended March 2002, we adopted a restructuring plan that resulted in the termination of 33 employees. In connection with the restructuring, involuntarily terminated employees were entitled to severance benefits including cash compensation, continued benefits, and outplacement assistance. The total amount of severance benefits accrued and charged to expense amounted to $489,000 and is reflected in general and administrative expenses in our Statement of Operations for the fiscal year ended March 31, 2001. Almost none of these severance benefits were paid during the fiscal year ended March 31, 2001, however, we anticipate a substantial majority of the amount accrued will be paid during the first quarter of our fiscal year ending June 30, 2001.

     The purpose of the restructuring plan was to reduce the number of non-sales and marketing personnel, including the reduction of certain research and development personnel, in order to provide short-term cost savings that could be redeployed into specialized product development skills as well as expanding our sales and marketing resources. We estimated that the reduction in annual operating expenses was approximately $3 million, however almost all of this reduction has been offset by substantial recent increases in the number of sales and marketing personnel. While we expect these increases in sales and marketing efforts to result in increases in our software license revenue in the latter half of the fiscal year ending March 31, 2002, we expect the increases to result in a net operating loss in the first half of the fiscal year, and therefore a reduction in available cash balances.

     During the quarter ended March 31, 2001, we experienced a loss from operations of approximately $4.9 million, with the loss being fueled in part by a reduction in software license revenues. As a result of this decrease in software license revenue, we estimate that we will experience an additional reduction in our available cash balances of approximately $4.0 million to $4.5 million during the quarter ended June 30, 2001. During the period since March 31, 2001, we have continued to see a general slowdown in customer spending that we expect will result in an additional decrease in our cash balances during the quarter ending September 30, 2001. While we believe that this slowdown in customer spending is temporary, in the event that customer demand for our software products does not increase in the latter half of our fiscal year ending March 31, 2002, our financial position and liquidity could be seriously harmed.

     Investing activities used cash of $3.3 million for the fiscal year ended March 31, 2001, and $1.9 million for the fiscal year ended March 31, 2000, primarily due to the purchase of property and equipment as well as leasehold improvements. During the fiscal year ended March 31, 2001, we relocated our United Kingdom office, and opened a technical support call center in the new facility.

     On November 7, 2000, we entered into a convertible note agreement with a technology company partially owned by an employee and shareholder of the Company, who is a related party but is no longer an employee. Under the terms of the agreement, we committed to loan the borrower $1,000,000 in two equal installments. The first installment was paid upon execution of the agreement. The remaining commitment of $500,000 was paid on February 8, 2001, upon the borrower achieving certain milestones related to development of its technology. The debenture is convertible in whole or in part, into stock of the borrower either upon the borrower securing $3 million in additional financing, or upon a change of control of the borrower. The note is due on July 31, 2002, and bears interest at the rate of 7% annually.

     In June 2001, we renegotiated the terms of a development and reseller arrangement with Xerox Corporation. In connection with the renegotiation, we obtained the exclusive right to sell certain of our products to a group of customers, and granted Xerox the right to utilize certain software purchased from us under the original reseller agreement for Xerox's internal use. Under the terms of the agreement, we also agreed to pay Xerox Corporation a fee of approximately $675,000 in four equal quarterly installments with the first installment due in July 2001. In connection with the restatement of historical results described in Note 1 to the financial statements, we have reversed revenue in the amount of approximately $776,000 related to software previously sold to Xerox but not delivered by Xerox to end users. The payments to Xerox under the new arrangement will be reflected in future periods as reductions in deferred revenue balances recorded in connection with the restatement.

     Financing activities generated cash of $323,000 for the fiscal year ended March 31, 2001, and $22.3 million for the fiscal year ended March 31, 2000. The net cash inflow from financing activities in the fiscal year ended March 31, 2001, resulted primarily from cash proceeds related to the exercise of stock options granted under our Employee Stock Purchase Plan. The net cash inflow from financing activities in the fiscal year ended March 31, 2000, resulted primarily from net cash proceeds of $22.2 million from our initial public offering as well as proceeds from the exercise of stock options granted under our Employee Stock Purchase Plan.

     On March 30, 2001, we entered into a $5 million revolving credit agreement with Mellon Bank, N.A. The initial term of the credit agreement extends until February 28, 2003. Borrowings under this credit agreement accrue interest at a rate of, at our option, either (1) 100 basis points below the prime rate charged by Mellon Bank, N.A., or (2) the rate at which U.S. Dollar deposits are offered to major banks in the London interbank Eurodollar market (as adjusted to satisfy the reserve requirements of the Federal Reserve System) plus 100 basis points. The credit agreement also contains representations, warranties, covenants and other terms and conditions typical of credit facilities of such size, including financial reporting requirements. Amounts outstanding under the agreement are secured by certain cash balances and investments. We have the option of converting amounts borrowed under the revolving facility into a term loan payable over a five-year period. There were no amounts outstanding under the agreement as of March 31, 2001.

     We expect that increases in our operating expenses will result in a decrease in our cash balances during the first half of the fiscal year ending March 31, 2002, however, we expect that our recent additional sales and marketing investments will result in an increase in revenues in the latter half of the fiscal year ending March 31, 2002 that will offset the increases in operating expenses in the latter half of such fiscal year. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.


Risk Factors

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

Significant Revenues from the Pharmaceutical and Biotechnology Industries

     We have historically sold most of our products and services to businesses in the pharmaceutical and biotechnology industries. Our business strategy includes targeting smaller pharmaceutical and biotech companies as well as other FDA regulated markets. Our financial performance and future growth will depend upon our ability to continue to market our products successfully in the pharmaceutical and biotechnology industries and to enhance and market technologies for distribution through indirect sales channels to other industries. We have made and will continue to make substantial product development and distribution channel investments. We may not be able to continue marketing our products successfully in the pharmaceutical and biotechnology industries or successfully introduce new or existing products through direct and indirect channels into other industries.

Technological Change

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

Attraction and Retention of Technical Employees

      We believe that our future success will depend in large part upon our ability to attract, retain, and motivate highly skilled technical employees. The employees that are in highest demand are software programmers, software developers, application integrators and information technology consultants. These employees are likely to remain a limited resource for the foreseeable future. We may not be able to attract and retain sufficient numbers of highly skilled technical employees. The loss of a significant number of our technical employees could have a material adverse effect on the Company.

Attraction and Retention of Sales Personnel

     To date, we have sold our products primarily through our direct sales force. Our future revenue growth will depend in large part on recruiting and training additional direct sales personnel. We have not experienced difficulty in recruiting qualified sales personnel. We may not be able to successfully expand our direct sales force or other distribution channels and any such expansion may not result in increased revenues.

Revenue Outlook for the Fiscal Year Ending March 31, 2002

     We have made substantial recent investments in sales and marketing in an effort to accelerate our revenue growth in the latter half of the fiscal year ending March 31, 2002. There can be no assurance that these investments will result in increases in revenue. If we are unable to achieve increases, the additional sales and marketing expenses will result in material losses.

Limited Operating History

     We commenced operations on April 29, 1994, and commercially released the initial version of CoreDossier in November 1995. Accordingly, we have a limited operating history, and we face all of the risks and uncertainties encountered by early-stage companies. Our limited operating history makes it difficult to forecast our future operating results. The new and evolving nature of the electronic compliance market increases these risks and uncertainties. We expect to continue to devote substantial resources to our product development, sales and marketing, and customer support. As a result, we will need to generate significant quarterly revenues to achieve and maintain profitability. Our business strategies may not be successful, and we may not be profitable in any future period.

Fluctuations in Operating Results

     Our results fluctuate from quarter to quarter. In the past, the software industry has experienced significant downturns, particularly when general economic conditions decline and spending on management information systems decreases. Our business, financial condition and operating results may fluctuate substantially from quarter to quarter. It is particularly difficult to predict our operating results because:

     . Our sales cycles are lengthy and variable, typically ranging between six to nine months from our initial contact with a potential customer to the signing of a license agreement, although occasionally sales require substantially more time.

     . The amount of unfulfilled orders for our products at the beginning of a quarter is small because our products are typically shipped shortly after orders are received.

     . We recognize a substantial portion of our license revenues in the last month of a quarter, and often in the last weeks or days of a quarter.

     . Changes in the global economic environment may have an unanticipated impact on the spending patterns of our global pharmaceutical customers.

     . Fiscal or quarterly budget cycles of our customers can cause our revenues to fluctuate from quarter to quarter.

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

Competition

     We may experience competition in markets for new products. We recently expanded our products to include a new suite of XML-based solutions. There are a large number of private and publicly held companies actively involved in the development and sale of XML-based technologies. In addition, the pace of technological change in this area is extremely rapid; and as a result, we may be unsuccessful in developing new products or enhancing our existing products as quickly as some of the competitors in this sector.

     We may experience price erosion in markets for our existing products. There are a small number of privately held competitors that have introduced streamlined versions of regulatory publishing technologies. These products have been introduced at lower prices than our current products, although these products generally do not have the broad range of functionality of our products. While we have not seen a significant loss of market share within the pharmaceutical industry, these competitive offerings could result in the loss of customer accounts or erosion in our pricing. If we are unable to compete successfully against these new competitors, our business and results of operations would be harmed.

Risk of Liability

     Complex software products such as those offered by us can contain undetected errors or performance problems. Such defects are most frequently found during the period immediately following introduction of new products or enhancements to existing products. Our products have from time to time contained software errors that were discovered after commercial introduction. We may not discover performance problems or errors in the our products in the future. Any future software defects discovered after shipment of our products, if material, could result in loss of revenues, delays in customer acceptance or potential product liability.

     In addition, we provide outsourcing services that are critical to our clients' businesses. Any delays or difficulties in connection with these assignments or failure to meet clients' expectations could result in:

     .    delayed or lost client revenues;

     .    rendering additional services to a client at no charge;

     .    negative publicity regarding us and our services; and

     .    claims for substantial damages against us, regardless of fault.

     The successful assertion of a large claim against us could seriously harm our business, financial condition and operating results. Our contracts generally limit our damages arising from negligent acts, errors, mistakes or omissions in rendering services to our clients. However, these contractual provisions may not protect us from liability for damages in the event we are sued. Our general liability insurance coverage may not cover one or more large claims, or the insurer may disclaim coverage as to any future claim. In addition, our general liability insurance coverage may not continue to be available on reasonable terms or at all.

Limited Protection of Intellectual Property Rights

     We rely on a combination of copyright and trademark laws, employee and third-party nondisclosure agreements, and other methods to protect its proprietary rights. Despite these precautions, it may be possible for unauthorized third-parties to copy certain portions of our products or to obtain and use information that we regard as proprietary. There can be no assurance that our efforts will provide meaningful protection for our proprietary technology against others who independently develop or otherwise acquire substantially equivalent techniques or gain access to, misappropriate, or disclose our proprietary technology.

Dependence on Key Employees

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

International Expansion

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

Dependence on Service Revenues

     We depend on service revenues. Professional services and support revenues represented 52% of our total revenues for fiscal 2001 and 41% of our total revenues for fiscal 2000. We anticipate that service revenues will continue to represent a significant percentage of total revenues. Because service revenues have lower gross margins than license revenues, a continued increase in the percentage of total revenues represented by service revenues resulting from increased professional services and support revenues or a decrease in license revenues could have a detrimental impact on overall gross margins and our operating results.

Credit Risk

     We assume a certain level of credit risk with our clients in order to do business. Conditions affecting any of our clients could cause them to become unable or unwilling to pay us in a timely manner, or at all, for services we have already provided them. If one or more of our clients fails or refuses to pay us in a timely manner or at all, or if we are unable to collect a number of large accounts receivable, it could have a material adverse effect on business, operating results, and financial condition.

Utilization of Employee Resources

     We generally establish our consulting and support personnel levels based on our expectations of client demand. If we hire more employees than our engagements require, or if we are unable to effectively deploy our employees from project to project, our operating margins may decline and we may suffer losses. Personnel costs and expenses constitute the substantial portion of our operating expenses.

Fixed Price Contracts

     We occasionally enter into contracts with our clients on a fixed-fee, fixed-timeframe basis. A miscalculation of the resources or time needed to complete fixed-fee engagements could substantially reduce our profitability.

Financial Statement Revisions

     The restatement of our results for the fiscal year ended March 31, 2000 and the interim periods in the 2000 and 2001 fiscal years could adversely affect our relationships with our employees, investors, customers, vendors and shareholders. Accordingly, our business, operating results and financial condition could be materially and adversely affected. Furthermore, investors may lose confidence, which may cause the trading price of our common stock to decrease and result in shareholder litigation.


Item 7A. Quantitative and Qualitative Disclosure about Market Risk

     We are exposed to financial market risks, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not have any derivative instruments.

     A 100 basis point increase or decrease in interest rates could increase or decrease related interest income by $195,000. The potential change noted above is based on sensitivity analysis performed on our balances as of March 31, 2001.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Auditors

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
ESPS, Inc.

     We have audited the accompanying consolidated balance sheets of ESPS, Inc. (d.b.a. Liquent, Inc.) as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ESPS, Inc. (d.b.a. Liquent, Inc.) at March 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1, the accompanying financial statements for the year ended March 31, 2000 have been restated.


                                                   /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
June 29, 2001

                                  ESPS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                                 March 31,
                                                                                           ---------------------
                                                                                           2001             2000
                                                                                           ------         ------
                                                                                                      (restated)
                                        ASSETS
Current assets:
     Cash and cash equivalents.......................................................      $ 19,511    $ 22,593
     Accounts receivable, net of allowance of $288 and $239..........................         6,343       5,816
     Prepaid income taxes............................................................           366       1,256
     Other current assets............................................................           742         708
                                                                                           --------    --------
          Total current assets.......................................................        26,962      30,373
Note receivable......................................................................         1,124          --
Property and equipment, net..........................................................         4,524       3,869
Capitalized software, net............................................................         1,131       1,191
Other assets.........................................................................           169          40
                                                                                           --------    --------
               Total assets..........................................................      $ 33,910    $ 35,473
                                                                                           ========    ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt...............................................      $    126    $    116
     Accounts payable................................................................           936         502
     Accrued expenses................................................................         3,635       1,634
     Deferred revenues...............................................................         6,388       4,234
                                                                                           --------    --------
          Total current liabilities..................................................        11,085       6,486
Long-term debt.......................................................................           309         435
Stockholders' equity:
     Common stock, $0.001 par value:
     Authorized shares--50,000
     Issued and outstanding shares--17,338 and 16,147 at March 31, 2001 and 2000,
        respectively.................................................................            17          16
     Additional paid-in capital......................................................        30,467      30,047
     Accumulated deficit.............................................................        (7,962)     (1,456)
     Deferred stock compensation.....................................................            (6)        (55)
                                                                                           --------    --------
          Total stockholders' equity.................................................        22,516      28,552
                                                                                           --------    --------
               Total liabilities and stockholders' equity............................      $ 33,910    $ 35,473
                                                                                           ========    ========

                            See accompanying notes.

                                  ESPS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                                Year ended March 31,
                                                                        ---------------------------------
                                                                             2001       2000       1999
                                                                        ---------     --------  ---------
                                                                                   (restated)
Revenues:
    Software licenses............................................           $ 11,593    $ 12,144    $ 11,676
    Software licenses--related party.............................                 --         431       1,778
    Professional services and support............................             12,386       8,850       4,315
    Professional services and support--related party.............                 --          --         180
                                                                            --------    --------    --------
         Total revenues..........................................             23,979      21,425      17,949
Cost of revenues:
    Software licenses............................................                897         403         298
    Professional services and support............................              7,958       6,033       3,193
                                                                            --------    --------    --------
         Total cost of revenues..................................              8,855       6,436       3,491
                                                                            --------    --------    --------
Gross profit.....................................................             15,124      14,989      14,458
Operating expenses:
    Research and development.....................................              5,462       4,999       3,829
    Sales and marketing..........................................             11,778       9,311       5,185
    General and administrative...................................              5,538       3,488       3,162
                                                                            --------    --------    --------
         Total operating expenses................................             22,778      17,798      12,176
                                                                            --------    --------    --------
Income (loss) from operations....................................             (7,654)     (2,809)      2,282
Interest, net....................................................              1,148         877         130
                                                                            --------    --------    --------
Income (loss) before income taxes................................             (6,506)     (1,932)      2,412
Income tax provision (benefit)...................................                 --        (127)        936
                                                                            --------    --------    --------
Net income (loss)................................................           $ (6,506)   $ (1,805)   $  1,476
                                                                            ========    ========    ========
Earnings (loss) per share:
    Basic........................................................           $  (0.39)   $  (0.14)   $   0.57
    Diluted......................................................           $  (0.39)   $  (0.14)   $   0.10
Shares used in computation of earnings (loss) per share:
    Basic........................................................             16,891      13,041       2,575
    Diluted......................................................             16,891      13,041      14,641


                            See accompanying notes.

                                  ESPS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)

                                                                                Retained
                                                                                --------
                                                                               Additional    Earnings      Deferred        Total
                                                                               ----------    --------      --------        -----
                                           Series A                              Paid-in   (Accumulated      Stock     Stockholders'
                                           --------                              -------   ------------      -----     -------------
                                       Preferred Stock          Common Stock     Capital     Deficit)    Compensation     Equity
                                       ----------------        --------------    -------     --------    ------------     ------
                                      Shares      Amount     Shares     Amount
                                      ------      ------     ------     ------
Balance at March 31, 1998.........     6,000      $    6      1,318     $    1   $  6,186   $  (1,127)   $   (170)       $  4,896
Exercise of stock options.........        --          --      1,836          2        132          --          --             134
Deferred stock compensation.......        --          --         --         --        252          --        (252)             --
Amortization of deferred stock
 compensation.....................        --          --         --         --         --          --         218             218
Net income........................        --          --         --         --         --       1,476         --            1,476
                                     -------     -------    -------     ------   --------   ---------   ---------        --------
Balance at March 31, 1999.........     6,000           6      3,154          3      6,570         349        (204)          6,724
Issuance of common stock..........        --          --      3,683          3     23,358          --          --          23,361
Conversion of preferred stock
 into common stock................    (6,000)         (6)     8,700          9         (3)         --          --              --
Exercise of stock options and
 employee stock purchase plan.....        --          --        610          1        166          --          --             167
Stock options cancelled...........        --          --         --         --        (44)         --          44              --
Amortization of deferred stock
  compensation....................        --          --         --         --         --          --         105             105
Net loss (restated)...............        --          --         --         --         --      (1,805)         --          (1,805)
                                     -------     -------    -------     ------   --------   ---------   ---------        --------
Balance at March 31, 2000
(restated)........................        --          --     16,147         16     30,047      (1,456)        (55)         28,552
Exercise of stock options and
 employee stock purchase plan.....        --          --      1,191          1        438          --          --             439
Stock options cancelled...........        --          --         --         --        (18)         --          18              --
Amortization of deferred stock
 compensation.....................        --          --         --         --         --          --          31              31
Net loss..........................        --          --         --         --         --      (6,506)         --          (6,506)
                                     -------     -------    -------     ------   --------   ---------   ---------        --------
Balance at March 31, 2001.........        --      $   --     17,338     $   17   $ 30,467   $  (7,962)  $      (6)       $ 22,516
                                     =======     =======    =======     ======   ========   =========   =========        ========


                            See accompanying notes.

                                  ESPS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                                         Year ended March 31,
                                                                                                        -----------------------
                                                                                                       2001      2000       1999
                                                                                                     --------  --------    -------
                                                                                                              (restated)
Operating activities:
Net income (loss)..............................................................................    $ (6,506)   $ (1,805)   $  1,476
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
    Depreciation and amortization..............................................................       1,745       1,006         464
    Deferred income taxes......................................................................          --         322         328
    Provision for losses on accounts receivables...............................................         125          50          77
    Amortization of deferred stock compensation................................................          31         105         218
    Changes in assets and liabilities:
        Accounts receivable....................................................................        (652)        502      (2,506)
        Prepaid income taxes...................................................................         890      (1,096)         --
        Other assets...........................................................................        (287)       (380)       (291)
        Accounts payable and accrued expenses..................................................       2,435        (695)      1,579
        Deferred revenue.......................................................................       2,154       2,329      (2,141)
                                                                                                   --------    --------    --------
             Net cash (used in) provided by operating activities...............................         (65)        338        (796)
Investing activities:
Issuance of note receivable....................................................................      (1,000)         --          --
Purchase of property and equipment.............................................................      (2,140)     (1,903)     (2,001)
Investment in marketable software..............................................................        (200)         --          --
                                                                                                   --------    --------    --------
             Net cash used by investing activities.............................................      (3,340)     (1,903)     (2,001)
                                                                                                   --------    --------    --------
Financing activities:
Proceeds from sale of common stock, net of offering costs of $3,980............................          --      22,270        --
Repayments of long-term debt...................................................................        (116)        (91)         --
Stock issuance and deferred offering costs.....................................................          --          --         (83)
Proceeds from exercise of stock options and employee stock purchase plan.......................         439         167         134
                                                                                                   --------    --------    --------
             Net cash provided by financing activities.........................................         323      22,346          51
                                                                                                   --------    --------    --------
Net (decrease) increase in cash and cash equivalents...........................................      (3,082)     20,781      (2,746)
Cash and cash equivalents, beginning of year...................................................      22,593       1,812       4,558
                                                                                                   --------    --------    --------
Cash and cash equivalents, end of year.........................................................    $ 19,511    $ 22,593    $  1,812
                                                                                                   ========    ========    ========
Supplemental disclosures of cash flow information:
Fixed assets financed through capital lease obligations........................................    $     --    $    642    $     --
Liability incurred for offering costs..........................................................    $     --    $     --    $    613
Issuance of common stock for purchased software................................................    $     --    $  1,091    $     --
Cash paid (received) for income taxes..........................................................    $   (890)   $  1,134    $    236
Cash paid for interest.........................................................................    $     40    $     40    $     --


                            See accompanying notes.

                                  ESPS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2001



1. Restatement of Historical Results

   Subsequent to the filing of its Annual Report on Form 10-K for the year ended March 31, 2000 with the Securities and Exchange Commission, and its Quarterly Reports on Form 10-Q for each of the quarters ended June 30, 1999 through December 31, 2000, the Company's Chief Financial Officer became aware of apparent verbal assurances provided by Company employees, including senior management members, to certain customers in connection with various transactions for which revenue was recognized during the fiscal year ended March 31, 2000 and in certain quarterly periods during the fiscal year ended March 31, 2001. The Company's Chief Financial Officer promptly advised the Company's Audit Committee and the Company's independent auditors. After conducting a preliminary internal review, the Company's Chief Financial Officer and the Company's independent auditors recommended to the Audit Committee that the Company conduct an investigation into the transactions identified. The Audit Committee retained outside counsel to conduct an investigation of those transactions. During the course of the investigation by the Company's outside counsel, the Chief Financial Officer also became aware of apparent verbal assurances provided to certain customers in connection with two additional transactions during the fiscal year ended March 31, 2001, as well as an accounting error related to one end-user contract that occurred during the fiscal year ended March 31, 2000. The Company's outside counsel also reviewed these transactions during the course of its investigation. The investigation confirmed the existence of the assurances provided to the Company's customers.

   As a result, the Company has restated its financial statements for the fiscal year ended March 31, 2000, and for each of the interim periods in the fiscal years ended March 31, 2000 and 2001. The restatement of the financial statements for the 2000 fiscal year revises the accounting for three transactions with resellers and third-party integrators that occurred during the fiscal year ended March 31, 2000 because of verbal assurances that were given to the customers that were not consistent with the terms of the written contracts entered into with those customers and for a multiple element arrangement with an end-user for the inappropriate recognition of license revenue in connection with a significant undelivered service element. The restatement for the year ended March 31, 2000, results in a reduction in revenue of approximately $1.4 million, an increase in the net loss of $0.11 per share and a reduction in the income tax benefit of $96,000. The reduction in the income tax benefit results from the elimination of a $422,000 benefit from the exercise of employee stock options recorded in additional paid in Capital, partially offset by the benefit realized from the carryback of the additional loss. The restatement also results in an increase in the amount of deferred revenue reflected on the Company's balance sheet as of March 31, 2000 by $946,000. (See Note 17 with respect to the restatement of the related quarterly results.)

The following is a description of the transactions that required restatement:

   Reseller and Third-party Integrator Transactions in Fiscal 2000. The Company
   ----------------------------------------------------------------
   first began selling to resellers and third-party integrators in December 1999. Revenue from transactions with resellers and third-party integrators has represented less than 10% of the Company's reported license revenues since December 1999. In connection with three transactions with resellers and third-party integrators during the quarterly periods ended December 31, 1999 and March 31, 2000, the Company has determined that the customers received verbal assurances either prior to the execution of the agreement with the customer or after the customer encountered problems selling the software that the Company would assist the customer in selling the software. In connection with one of these transactions, the customer also received an assurance that the Company would deliver a specified product upgrade required to be valued by Statement of Position 97-2, Software Revenue Recognition for which the Company would have been unable to establish fair value. As a result of the existence of these assurances that varied the terms of the executed contracts, the Company has concluded that the revenue recognized in relation to these transactions should be reversed. Accordingly, the Company has restated its results for the fiscal year ended March 31, 2000 to reflect a reduction in license revenues of approximately $1.2 million.

   End-User Contract in Fiscal 2000. During the quarterly period ended June 30,
   --------------------------------
   1999, the Company recognized $200,000 in connection with a software license agreement that provided that the customer, at its sole discretion, could elect to receive either software or a combination of software and services equal to the entire contract value during a period of two years from the date of the contract execution. As a result, the Company has deferred the revenue on this contract until the earlier of the performance of the services or the expiration of the two-year period.

   In connection with the restatements noted above, the Company implemented a policy effective as of the beginning of the fiscal year ended March 31, 2000 of recording revenue from software licenses to parties other than end users of its products, including software sold under reseller, third-party integrator and OEM arrangements, only when the Company's software has been placed with an end user, unless the Company can be certain that there are no further obligations or commitments, other than those that are quantifiable according to the terms of the contracts, regardless of the significance of such obligations and commitments. Prior to fiscal year 2000, the Company had no software license sales to non-end user customers.

The following is a summary of the effects of the restatement:

                                            Year ended or as of March 31, 2000
                                            ----------------------------------
                                                 As Previously        As
                                                 --------------       ---
                                                    Reported        Restated
                                                    ---------       --------

Consolidated Statement of Operations:
   Revenues:
     Software licenses....................          $ 13,976     $ 12,575
     Services and maintenance.............             8,850        8,850
                                                      -------      -------

          Total revenues..................            22,826       21,425

Gross Profit..............................            16,366       14,989
Total operating expenses..................            17,798       17,798
                                                      -------      -------

Loss from operations......................            (1,432)      (2,809)

Net loss..................................              (332)      (1,805)
Net loss per share:
          Basic...........................          $  (0.03)    $  (0.14)
          Diluted.........................          $  (0.03)    $  (0.14)

Balance Sheet Data:
          Deferred revenues...............          $  3,288     $  4,234
          Retained earnings (deficit).....          $     17     $ (1,456)


2. Business

   On April 30, 2001, we announced that we adopted a new name, Liquent, Inc. We plan on adopting an official corporate name change upon approval of such change by our Shareholders at our annual shareholder meeting. Until that time, we will be doing business as Liquent, Inc.

   ESPS, Inc., a Delaware corporation, is a leading provider of electronic compliance management solutions to businesses in highly regulated industries. The Company's solution, which consists of the CoreDossier family of software products and related services, enables users across departments and throughout an enterprise to collaborate in the authoring, compilation, distribution, publishing and reuse of compliance information and regulatory submissions. The Company designed its CoreDossier software products to utilize advanced technologies, such as corporate intranets and the Internet, and to meet emerging electronic compliance requirements and standards. The Company's solution enables its customers to realize a return on their investment by reducing the cost and burden of compliance while also reducing the time required to bring new products and services to market. The Company's initial concentration has been directed to the pharmaceutical and biotechnology industries, in the United States and Europe.

3. Accounting Policies


   Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany accounts and transactions.

   Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Revenue Recognition

     Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), was issued in October 1997 by the American Institute of Certified Public Accountants (AICPA) and was amended by Statement of Position 98-4 (SOP 98-4). The Company adopted SOP 97-2 for fiscal year ended March 31, 1998. Additionally, the AICPA issued SOP 98-9, which provides certain amendments to SOP 97-2 and is effective for transactions entered into after April 1, 1999. The adoption of this pronouncement did not have a material impact on the Company's revenue recognition practices. Based upon its interpretation of SOP 97-2, SOP 98-4 and SOP 98-9, after restatement, the Company believes its current revenue recognition policies and practices are consistent with this guidance.

     The Company derives revenue from software licenses, postcontract customer support and services. Postcontract customer support includes telephone support, bug fixes and rights to upgrades on a when-and-if available basis. Services range from installation, training, and general consulting to publishing outsourcing services. In general, the Company's sales of software licenses include an initial period of postcontract customer support. In addition, the Company occasionally enters into service agreements related to software licenses. In software arrangements that include rights to multiple software products, postcontract support and other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables. The fair value of the software license is determined based on vendor-specific objective evidence of the undelivered postcontract customer support and service elements in accordance with the provisions of SOP 98-9.

         Revenue from software licenses is recorded when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. The Company recognizes the revenue allocable to software licenses upon obtaining a signed license agreement, and delivery of the software product unless the fee is not fixed and determinable or collectibility is not probable. The Company's current standard practice is not to provide customer acceptance terms in connection with licenses of its software. In prior years, the Company entered into agreements that provided standard customer acceptance terms and continues to sell additional software licenses to the customers under such terms. These customer acceptance terms, which the Company considers to be perfunctory, lapse after a short period (generally 30 to 90 days) if the customer has not formally rejected the software. Arrangements that include acceptance terms beyond the Company's standard terms are not recognized until acceptance has occurred.

         Revenue from software licenses to parties other than end users of our products, including software sold under reseller, third-party integrator and OEM arrangements, is recorded only when software has been placed with an end-user, unless the Company can be certain that there are no further obligations or commitments to the customer, other than those that are quantifiable according to the terms of the contracts, regardless of the significance of such obligations and commitments.

         Revenues from post-contract support (PCS) are recognized on a straight-line basis over the term of the customer support contract, typically one year.

         Consulting revenues include implementation services performed on a time-and-materials basis under separate service arrangements related to the installation of the Company's software. The Company does not consider the installation services essential because the services are routine in nature and include implementation planning, training of customer personnel, building simple interfaces and running test data. Also, customers have third parties who can provide such services. The remainder of our consulting revenues is primarily staff augmentation, project management for publishing new drug applications and general information technology consulting. Revenue is recognized for these services on a time-and-materials basis as services are performed. In some circumstances, services are provided under fixed-price arrangements in which case revenue is recognized on the percentage-of-completion method. Revisions in estimates of costs to complete are reflected in operations in the period in which facts requiring those revisions become known.

     For the fiscal years ended March 31, 2001 and March 31, 2000, no customer accounted for more than 10% of revenues. Revenues from one customer exceeded 10% of total revenues and accounted for approximately $1,958,000 of revenues during the year ended March 31, 1999.

   Cash and Cash Equivalents

     The Company considers as cash equivalents all highly liquid investments with a maturity of three months or less when purchased.

   Fair Value of Financial Instruments

     At March 31, 2001, the Company had the following financial instruments: cash and cash equivalents, accounts receivable, note receivable, capitalized lease obligation, accounts payable and accrued liabilities. The carrying values of cash and cash equivalents, accounts receivable, notes receivable, capitalized lease, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature.

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

   Property and Equipment

     Property and equipment is recorded at cost. Property and equipment capitalized under capital leases are recorded at the present value at lease inception of the minimum lease payments due over the lease term. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which range from three to eight years. Amortization of capital lease equipment is included in depreciation expense.

   Capitalized Software Research and Development Costs

     The Company capitalizes internally developed software costs and software purchased from third parties in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise

Marketed." The Company's internal software costs include application and tools development, translation, and localization costs incurred in producing software to be licensed to customers. In addition, the Company has purchased software and has integrated features and functions of this software with the Company's software. The associated fees paid to third parties are included as a component of capitalized internal software costs. Capitalization of development costs related to these software products begins once the technological feasibility of the product is established. Based on the Company's product development process, technological feasibility is established upon the completion of a working model. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins. No internal software development costs were capitalized in the fiscal year ended March 31, 1999. During the fiscal year ended March 31, 2000, the Company capitalized approximately $1.2 million of software purchased from a third party that was used in the development of Company software products. During the fiscal year ended March 31, 2001, the Company capitalized internal costs of software development of approximately $200,000.

     Amortization of capitalized internal software costs is computed as the greater of: (a) the amount determined by ratio of the product's current revenue to its total expected future revenue; or (b) the straight-line method over the product's estimated useful life, generally three years. During all periods presented herein, the Company has used the straight-line method to amortize such capitalized costs. Amortization expense for software is included in cost of software licenses and was $260,000 during the fiscal year ended March 31, 2001. There was no amortization of software recorded during the fiscal years ended March 31, 2000 and 1999. In addition, during the fiscal year ended March 31, 2001, the Company capitalized costs of $291,000 in the third quarter of fiscal 2001 and subsequently wrote it off in the fourth quarter of fiscal 2001 when it was determined that the products would not be introduced to the market.

     Research and development (R&D) costs relating principally to the design and development of products (exclusive of costs capitalized under SFAS No. 86) are expensed as incurred. The costs of developing routine enhancements are expensed as R&D costs as incurred because of the short time between the determination of technological feasibility and the date of general release of related products.

   Accounting for Stock-Based Compensation

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), provides companies with a choice to follow the provisions of SFAS No. 123 in determination of stock-based compensation expense or to continue with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). The Company continues to follow APB No. 25 and has provided pro forma disclosures as required by SFAS No. 123.

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

   Advertising Costs

     The Company expenses advertising costs as incurred. For the years ended March 31, 2001, 2000 and 1999, the Company incurred advertising costs of $768,000, $633,000 and $331,000, respectively.

  Restructuring and Other Related Costs

   Restructuring and related charges include the costs associated with the Company's strategic restructuring during the fourth quarter of fiscal 2001. A restructuring charge was recorded at the time the decision was made to restructure operations and the Company's Board of Directors formally adopted the restructuring plan (see Note 15). The charge primarily consisted of costs that were incremental to the Company's ongoing operations and were incurred for employee-termination related charges.

   Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

   Segment Reporting

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131") requires that companies report separately information about each significant operating segment reviewed by the chief operating decision maker. All segments that meet a threshold of 10% of revenues, reported profit or loss, or combined assets are defined as significant segments. During the fiscal years ended March 31, 2001, 2000, and 1999 the Company had only one significant segment. Information regarding international operations is set forth in Note 12.

     Recent Pronouncements

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

     In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides the staff's views on applying generally accepted accounting principles to selected revenue recognition issues. In March and again in September 2000, the SEC staff delayed the implementation date of SAB No. 101 to no later than the fourth quarter of fiscal year ended March 31, 2001, effective retroactively to the first quarter of such fiscal year. In addition, on October 12, 2000, the SEC staff issued a Frequently Asked Questions ("FAQ") document, which clarifies and elaborates on the SEC staff's views regarding revenue recognition. The implementation of SAB 101 had no impact on the Company's financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of employee for the purposes of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation was effective July 1, 2000, with certain conclusions in this Interpretation covering specific events that occur earlier. FIN 44 did not have a material effect on the financial position or results of operations of the Company.

4. Property and Equipment

    Property and equipment consists of the following (amounts in thousands):

                                                        March 31,
                                                     --------------
                                                     2001        2000
                                                    ------      ------
    Computer equipment..........................        $4,306    $2,793
    Computer software...........................           725       608
    Furniture, fixtures, and office equipment...         1,408     1,189
    Leasehold improvements......................           849       558
    Equipment under capital lease...............           642       642
                                                        -------   -------
                                                         7,930     5,790
    Accumulated depreciation and amortization...        (3,406)   (1,921)
                                                        -------   -------
           Property and equipment, net..........        $4,524    $3,869
                                                        =======   =======


5. Acquisition of Software

    On March 2, 2000, the Company acquired the XDP software product from Xerox Corporation in exchange for 175,824 shares of common stock valued at $1.1 million plus acquisition costs of $100,000. Components of the software are to be used by the Company to develop additional software products to add to the Company's suite of products. The Company introduced the latest version of its technology that reflected features and functionalities based on the purchased technology during September 2000, and accordingly, commenced amortization of the purchased software at that time. These costs are being amortized on a straight-line basis over an estimated economic life of three years.

    Additionally, the Company entered into a reseller agreement, whereby Xerox would act as a non-exclusive reseller for all of the Company's products. Under the terms of the agreement, Xerox was entitled to receive discounts off of the list price of the products sold based on sales volume. As of March 31, 2000 (restated), the Company deferred the recognition of $773,000 in revenues under the reseller agreement for products sold to Xerox that were not distributed to end users.

    In June 2001, the Company renegotiated the terms of a development and reseller arrangement with Xerox Corporation. In connection with the renegotiations, the Company obtained the exclusive right to sell certain of its products to a group of customers and granted Xerox the right to utilize certain software purchased from the Company under the original reseller agreement for Xerox's internal use. The Company agreed to pay Xerox Corporation a fee of approximately $675,000 in four equal quarterly installments with the first installment due in July 2001. The Company will record these payments as a reduction of the deferred revenue recorded in connection with the reseller agreement described above, and will record the remaining balance as other income in the Company's first quarter of the fiscal year ending March 31, 2002. Under the terms of the new arrangement, Xerox is no longer permitted to resell the Company's products, but will be entitled to marketing assistance fees in the event Xerox materially participates in the sale of the Company's products to end users.

6. Accrued Expenses

    Accrued expenses consist of the following (amounts in thousands):

                                           March 31,
                                       ----------------
                                        2001     2000
                                       -------  -------
    Sales and use taxes.............   $   655  $   360
    Payroll and related.............     1,351      848
    Restructuring...................       489       --
    Other...........................     1,140      426
                                       -------  -------
         Total accrued expenses.....   $ 3,635  $ 1,634
                                       =======  =======

7.   Capital Stock

Stock Options

     The Company has a stock option plan whereby the Company may grant either incentive or nonqualified stock options to purchase shares of the Company's common stock. In general, twenty-five percent of the options are exercisable on the first anniversary of the date of grant or the participant's hire date. The additional amounts become exercisable at varying rates from 6.25% to 9.40% on the last day of each quarter thereafter. The Company has authorized 10,380,170 shares to be issued under the plan.

     The incentive stock options may be granted at no less than the fair market value of the shares at the date of grant, and the nonqualified stock options are to be granted at no less than eighty-five percent of the fair market value of the shares at the date of grant. Under APB No. 25, if the exercise price of the Company's employee stock options equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized. During the years ended March 31, 1999 and 1998, the Company determined that certain common stock options were issued at a price that was lower than the estimated fair value of the common stock producing deferred stock compensation of $422,000. The deferred compensation is being amortized over the vesting period of the underlying options using a graded vesting schedule. Amortization expense of $31,000, $105,000, and $218,000 was recognized during the years ended March 31, 2001, March 31,2000 and March 31, 1999, respectively. The remaining deferred stock compensation will be amortized in fiscal 2002.

     The following table summarizes information about stock options outstanding at March 31, 2001:


                      Outstanding                                                    Exercisable
                      -------------                                                  -----------
  Per Share    Number of    Weighted Average      Weighted Average          Number of     Weighted Average
  ---------    ---------   ------------------  -----------------------     ----------     -----------------
   Prices       Shares       Per Share Price    Remaining Contractual        Shares        Per Share Price
  --------      -------    ------------------  -----------------------      --------      -----------------
                                                      Life (years)
     $0.07        854,291         $  .07                 1.17                 759,129      $          0.07
  0.34-2.69       875,128           2.12                 4.69                 159,209                 1.86
  2.75-3.38       959,325           3.22                 4.58                  91,667                 3.25
  3.50-3.79     1,056,340           3.71                 4.29                      --                   --
  3.88-7.50       920,866           5.09                 4.29                 339,192                 5.47
 7.69-13.69       239,858           9.57                 2.97                 138,475                 9.53
                ---------                                                   ---------
                4,905,808         $ 3.24                 3.81               1,487,672      $          2.57
                =========                                                   =========

     FASB No. 123 requires pro forma information regarding net income as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.50%, 6.27% and 5.20% for fiscal year ended March 31, 2001, 2000 and 1999, respectively; volatility of 108%, 130% and none for fiscal year ended March 31, 2001, 2000 and 1999, respectively; an expected life of 4 years and dividend yield of zero for all periods presented.

Stock Option Activity

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands except per share data):

                                                  Year ended March 31,
                                                 ----------------------
                                               2001        2000      1999
                                               ----        ----      ----
                                                        (restated)
     Net income (loss):
          As reported....................      $ (6,506) $ (1,805)   $ 1,476
          SFAS No. 123 pro forma.........       (10,680)   (5,571)     1,309
     Diluted earnings (loss) per share:
          As reported--diluted...........      $  (0.39) $  (0.14)   $  0.10
          SFAS No. 123 pro forma.........      $  (0.63) $  (0.43)   $  0.09

     A summary of stock option activity follows:

                                                                  Weighted
                                                                  --------
                                                                  Average
                                                                  --------
                                                                  Exercise
                                                                  --------
                                                    Number of     Price Per
                                                    ---------     ---------
                                                     Shares         Share
                                                     ------         -----
Outstanding at March 31, 1998                       4,318,644    $   0.07
     Granted................................        1,820,305        3.74
     Exercised..............................       (1,837,220)       0.07
     Canceled...............................         (427,412)       0.30
                                                   ----------    --------
Outstanding at March 31, 1999...............        3,874,317    $   1.77
     Granted................................          888,566        6.22
     Exercised..............................         (609,906)       0.27
     Canceled...............................         (518,618)       3.98
                                                   ----------    --------
Outstanding at March 31, 2000...............        3,634,359    $   2.57
     Granted................................        3,528,284        3.29
     Exercised..............................       (1,147,963)       0.31
     Canceled...............................       (1,108,872)       4.33
                                                   ----------    --------
Outstanding at March 31, 2001...............        4,905,808    $   3.24
                                                   ==========    ========

     The weighted average grant date fair value of options granted during the years ended March 31, 2001, 2000 and 1999 for which the exercise price equals the market price of the Company's stock on the grant date is $2.61, $5.43 and $0.89, respectively. There were no options granted during the years ended
March 31, 2001 and 2000 for which the exercise price did not equal the market price on the grant date. For the year ended March 31, 1999, the weighted average fair value of options for which the grant date market price of the stock exceeded the exercise price is $1.84.

Employee Stock Purchase Plan

     In June 1999, the Company adopted an Employee Stock Purchase Plan (the "ESPP") which allows full-time employees the opportunity to purchase shares of the Company's common stock through payroll deductions at the end of semi-annual purchase periods. The purchase price is the lower of 85% of the average market price on the first or last day of the purchase periods. An employee may purchase up to a maximum of 2,000 shares or 15% of the employee's base salary, but no more than stock having an aggregate market value of $25,000, determined at the beginning of each purchase period. Pursuant to the ESPP, 350,000 shares of common stock were reserved for issuance. During fiscal years ended March 31, 2001, March 31, 2000, and March 31, 1999, 43,407, 6,824 and zero shares were purchased under the ESPP. At March 31, 2001, 299,769 shares are available for future purchases.

8.   Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows (amounts in thousands):

                                                      March 31,
                                                      ---------
                                                  2001         2000
                                                  ----         ----
                                                            (restated)
     Current deferred tax assets:
          Bad debt reserves...................    $   117    $    97
          Accrued vacation pay................        208        109
          Other accrued liabilities...........        563         30
          Tax credits.........................        691        494
          Net operating loss carryforwards....      2,047         88
          Other...............................        121         46
                                                  -------    -------
               Total deferred tax asset.......      3,747        864
          Less: valuation allowance...........     (3,493)      (722)
                                                  -------    -------
               Total deferred tax asset.......    $   254    $   142

     Long term deferred tax liabilities:
          Depreciation and amortization.......    $  (254)   $  (142)
                                                  -------    -------
               Total deferred tax liability...       (254)      (142)
               Net deferred tax asset.........    $    --    $    --
                                                  =======    =======


A reconciliation of the income tax provision to amounts computed using federal statutory rates is as follows (amounts in thousands):

                                                Years ended March 31,
                                                ---------------------
                                                2001    2000     1999
                                              -------  ------   ------
                                                     (restated)
     Federal statutory rate.................  $(2,212) $ (657)  $  820
     State income taxes, net................     (429)   (127)     158
     Foreign income taxes...................     (184)     --       --
     Change in valuation allowance..........    2,771     722     (157)
     Other..................................       54     (65)     115
                                              -------  ------   ------
          Income tax provision (benefit)....  $    --  $ (127)  $  936
                                              -------  ------   ------
     Income tax provision (benefit):
        Current:
          Federal...........................  $    --  $ (468)  $  508
          State.............................       --      19      100
                                              -------  ------   ------
                                                   --    (449)     608
        Deferred:
          Federal...........................       --     328      270
          State.............................       --      (6)      58
                                              -------  ------   ------
                                                   --     322      328
                                              -------  ------   ------
                                              $    --  $ (127)  $  936
                                              =======  =======  ======

     For the year ended March 31, 2001, the Company has a net operating loss of approximately $8.1 million for federal income tax purposes, including an unrecognized tax benefit resulting from the exercise of employee stock options of $3.5 million. This net operating loss will be carried forward and will expire in years 2019 and 2020. The Company also has $596,000 of research and development tax credits at March 31, 2001, relating to research expenses incurred in 1994 through 2000. These credits will be carried forward and will begin to expire in years 2009 through 2020. The Company has alternative minimum tax credits of $95,000 that have no expiration date. The Company also has net operating losses of $596,000 in the United Kingdom. For state tax purposes, the Company has net operating losses of approximately $6,791,000 that begin to expire during the year 2006. The Company has recorded a valuation allowance of $3,493,000 because management does not consider the realization of this asset to be more likely than not.

9.   Commitments

     The Company leases facilities and equipment under noncancelable operating leases and equipment under a noncancelable capital lease. The interest rate on the capital lease is 8.0%. Interest expense for the years ended March 31, 2001, 2000 and 1999, was $40,000, $40,000 and $0, respectively.

     Rent expense under all operating leases for the years ended March 31, 2001, 2000 and 1999, was $1,056,000, $1,176,000, and $697,000, respectively.

     Future minimum lease payments under the Company's leases as of March 31, 2001 are as follows:


                                                                 Operating      Capital
                                                                 ---------      -------
                                                                 Leases         Leases
                                                                 ------         ------
     2002.................................................        $1,080,000       $156,000
     2003.................................................         1,037,000        156,000
     2004.................................................           696,000        156,000
     2005.................................................           288,000         26,000
     Thereafter...........................................            68,000            --
                                                                  ----------       --------
     Total minimum lease payments.........................        $3,169,000       $494,000
                                                                  ==========
     Less: Amount representing interest...................                          (59,000)
                                                                                   --------
     Present value of future minimum lease payments.......                          435,000
     Less: Current portion................................                         (126,000)
                                                                                   --------
     Long-term debt.......................................                         $309,000
                                                                                   ========

10.  Related Party Transaction

     During fiscal 1998, the Company signed a $1,800,000 license agreement with a related party which required the Company to customize software and grant an exclusive, nontransferable worldwide license to use the customized software. The Company recognized $1,800,000 of revenue related to this agreement during the fiscal year ended March 31, 2000. The agreement also included a royalty arrangement in which the Company receives royalties based on sales of the software product. The Company received no royalties during the fiscal year ended March 31, 2001, and received royalties of approximately $431,000 during the fiscal year ended March 31, 2000, and $158,000 for the fiscal year ended March 31, 1999.

11.  Note Receivable

     On November 7, 2000, the Company entered into a convertible note agreement with a technology company partially owned by an employee and shareholder of the Company, who is a related party but is no longer an employee of the Company. Under the terms of the agreement, the Company committed to loan the borrower $1,000,000 in two equal installments. The first installment was paid upon execution of the agreement. The remaining commitment of $500,000 was paid on February 8, 2001, upon the borrower achieving certain milestones related to development of its technology. The debenture is convertible in whole or in part, into stock of the borrower either upon the borrower securing $3 million in additional financing, or upon a change of control of the borrower. The note is due on July 31, 2002, and bears interest at the rate of 7% annually. Under the terms of the agreement, the Company received a license to use the technology under development, and is also obligated to pay the borrower a royalty based on future sales of the Company's product which include technology licensed from the borrower. The fair value of the Company's investment in the convertible note is not readily determinable; therefore, it is carried at cost. The cost basis would be reduced and earnings would be charged if there was an impairment that was found to be other than temporary at a balance-sheet date. The Company does not believe that there has been any decline in the value of its investment as of March 31, 2001.

12.  Employee Benefit Plan

     The Company maintains a retirement plan for eligible employees under the provisions of Internal Revenue Code section 401(k). Participants may defer a portion of their annual compensation on a pretax basis, subject to maximum limits on contributions prescribed by law. Contributions by the Company are at the discretion of the Board of Directors. No discretionary contributions have been made by the Company to date. Effective July 1, 2000, the Company began matching 25% of eligible employees' contributions to the 401(k) plan up to a maximum of 1.5% of the employee's compensation. The charge to operations for the matching contribution was $114,000 for the fiscal year ended March 31, 2001. There were no matching contributions for the fiscal years ended March 21, 2000 and 1999.


13.  International Operations

     The Company licenses and markets its products through direct channels throughout the world. Information about the Company's operations in different geographic regions is shown below. Revenues were attributed to geographic areas based on the location of the customer (amounts in thousands.)

                                                    Year ended March 31,
                                             --------------------------
                                               2001      2000     1999
                                               ----      ----     ----
                                                      (restated)
     Revenues:
          United States..................     $20,200   $16,935  $14,631
          Europe                                3,779     4,490    3,318
                                              -------   -------  -------
               Total revenues............     $23,979   $21,425  $17,949
                                              =======   =======  =======
     Long-lived assets:
          United States..................     $ 5,121   $ 4,713   $2,027
          Europe                                  534       347      303
                                              -------   -------  -------
               Total long-lived assets...     $ 5,655   $ 5,060  $ 2,330
                                              =======   =======  =======

     The Company had a loss from foreign operations of approximately $594,000 for the fiscal year ended March 31, 2001.

14.  Earnings (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands except per share data):

                                                                             Years ended March 31,
                                                                           -------------------------
                                                                         2001         2000        1999
                                                                         -----        ----        ----
                                                                                   (restated)
     Net income (loss)..............................................     $ (6,506)   $ (1,805)     $ 1,476
     Weighted average number of common shares outstanding...........       16,891      13,041        2,575
     Effect of dilutive securities:
          Stock options.............................................           --          --        3,366
          Series A preferred stock..................................           --          --        8,700
                                                                          -------     -------      -------
     Adjusted weighted average shares outstanding and assumed
        Conversions.................................................       16,891      13,041       14,641
                                                                          =======     =======      =======

     Earnings (loss) per share:
          Basic.....................................................      $ (0.39)    $ (0.14)     $  0.57
          Diluted...................................................      $ (0.39)    $ (0.14)     $  0.10

     Due to their antidilutive effects, series A preferred stock and outstanding stock options to purchase shares of common stock were excluded from the computation of diluted (loss) per share for the fiscal years ended March 31, 2001 and 2000.

15.  Restructuring

     During the fourth quarter of fiscal year 2001, the Company's executive management team and the Board of Directors approved a restructuring plan to reallocate the Company's resources and strengthen both its competitive and financial positions. Overall expense reductions were necessary both to lower the Company's existing fixed cost structure in areas other than its sales departments and to reinvest these resources in sales activities consistent with the Company's future operating strategies. The restructuring plan was driven by the fact that the Company's headcount and operating expenses grew at a faster rate than revenue during the fiscal year ended March 31, 2001, resulting in increased operating losses and a decrease in available cash balances. Management adopted the restructuring plan during the fourth quarter of fiscal 2001 by eliminating certain employee positions. Restructuring and related charges primarily consisted of severance-related costs for the involuntarily terminated employees. A majority of the severance-related costs were incurred in the first quarter of the fiscal year ending March 31, 2002, and management expects that remaining payments will be incurred within a one-year time frame.

     The Company paid termination salaries, benefits, outplacement, and other related costs to the employees involuntarily terminated worldwide. The total amount of employee severance and termination costs accrued and charged to expense during the fiscal year ended March 31, 2001, amounted to $489,000, and are included in general and administrative expenses in the our Statement of Operations.

     Specifically targeted were areas that were not necessary to support the Company's strategic plan, including product development skills that were not considered critical to the future direction of the Company. The Company decreased its workforce by a total of 33 employees across most geographic areas and functions of its business, including administrative, development, executive and management positions. A substantial majority of the involuntary terminations occurred at the Company's headquarters location in Fort Washington, Pennsylvania. All employee terminations occurred during the fourth quarter of fiscal 2001, although three involuntarily terminated employees continued to provide transitional services to the Company (generally 30 to 60 days from the termination date). Salary and benefits earned during the transition period were not included in the restructuring charge.

16.  Line of Credit

     On March 30, 2001, the Company entered into a $5 million revolving credit agreement with Mellon Bank. The initial term of the credit agreement extends until February 27, 2003. Borrowings under this credit agreement accrue interest at a rate of, at the Company's option, either (1) 100 basis points below the prime rate charged by Mellon Bank, N.A., or (2) the rate at which U.S. Dollar deposits are offered to major banks in the London interbank Eurodollar market (as adjusted to satisfy the reserve requirements of the Federal Reserve System) plus 100 basis points. The credit agreement also contains representations, warranties, covenants and other terms and conditions typical of credit facilities of such size, including financial reporting requirements. Amounts outstanding under the agreement are secured by certain cash and investments. We have the option of converting amounts borrowed under the revolving facility into a term loan payable over a five-year period. There were no amounts outstanding under the agreement as of March 31, 2001.

17.  Quarterly Financial Information (Unaudited)

     As discussed in Note 1, the Company has restated its financial statements for each of the interim periods in the fiscal years ended March 31, 2001 and 2000. The reasons for the restatement of the financial statements for the fiscal year ended March 31, 2000 are discussed in Note 1. The restatement of the financial statements for the interim periods in the fiscal year ended March 31, 2001 revises the accounting for one transaction with a third-party integrator that occurred during the interim quarterly period ended December 31, 2000, for three transactions with end-users during the interim quarterly period ended December 31, 2000. The restatement reverses revenue recognized with respect to each of the particular transactions in light of written or verbal assurances that were given to the customers that were not consistent with the terms of the executed contracts entered into with those customers. The restatement also corrects the Company's financial statements, for accounting errors related to the recognition of implied maintenance on certain contracts and the inappropriate accounting for certain discounts in service obligations and maintenance fees.

The following is a description of the principal transactions that required restatement of the unaudited quarterly results:

     Third-Party Integrator Transaction in Fiscal 2001. The Company has reduced
     -------------------------------------------------
     revenue by $200,000 during the quarterly period ended December 31, 2000 because the Company provided to the third-party integrator written assurance, by means of a letter that was not made a part of the executed contract with the customer, that the Company would assist the third-party integrator in placing the software with an end-user if the third-party integrator requested such assistance.

     End-User Contracts in Fiscal 2001. During the quarterly period ended
     ---------------------------------
     December 31, 2000, the Company inappropriately recognized $545,000 of license revenue in connection with three transactions in which verbal assurances were given at the time of the contract negotiations that varied the terms of the written contracts with the customers. In connection with one of the transactions, the customer received a verbal right of return. In another transaction, the customer received a verbal assurance that the Company would deliver services, at the customer's request, having a value potentially equal to the entire value of the software acquisition contract. Finally, in the third transaction, the customer received a verbal assurance that payment of the software license would not be due until installation of the software, and that the customer could determine when the software would be installed.

     Implied Maintenance Obligations in Fiscal 2001. The Company's previously
     ----------------------------------------------
     reported results for the quarterly period ended June 30, 2000, reflected $1,582,000 of license revenue in connection with an original equipment manufacturing (OEM) arrangement. Under the terms of the executed agreement, the Company was not entitled to maintenance fees until its products were embedded into the customer's software and licensed to end users. Accordingly, the Company has determined that the license revenue recognized should have been reduced by the value of the implied maintenance obligations, which the Company has estimated at approximately $158,000. Such deferred revenue is being amortized as service and maintenance revenue over the term of the contract.

     Discounts on Maintenance Fees. During the quarterly period ended
     -----------------------------
     December 31, 2000, the Company inappropriately reflected revenue in the amount of $257,000 by allocating a portion of stated software license discounts to the undelivered maintenance elements of multiple element arrangements. Because the Company employs the residual method of accounting for software arrangements in accordance with Statement of Position 98-9, all contractual discounts must be allocated to the delivered elements. Accordingly, the Company has determined that its recorded license revenues should have been reduced by $257,000, and that its recorded maintenance revenues should have been increased by $30,000 for the interim period ended December 31, 2000.

     In connection with the restatement of results for the fiscal year ended March 31, 2000, the Company implemented a policy effective as of the beginning of the fiscal year ended March 31, 2000 of recording revenue from software licenses to parties other than end users of its products, including software sold under reseller, third-party integrator and OEM arrangements, only when the Company's software has been placed with an end user, unless the Company can be certain that there are no further obligations or commitments, other than those that are quantifiable according to the terms of the contracts, regardless of the significance of such obligations and commitments. Prior to fiscal year 2000, the Company had no software license sales to non-end user customers. In light of this policy the Company has also restated its unaudited quarterly financial results for the period ended September 30, 2000 to defer revenue recognized in connection with one additional transaction with a transaction with a reseller because the Company could not quantify the value of the additional obligations to the reseller under the contract.

The following tables present unaudited quarterly results for fiscal years ended March 31, 2000 and 2001 as reported and as restated.

                                                         As reported
                                                         -----------
Year ended March 31, 2000                       Fourth        Third       Second      First
                                                ------        -----       ------      -----
                                                Quarter      Quarter     Quarter     Quarter
                                                ------       ------      -------     ------
Revenues:
     Software licenses.......................   $  3,558     $  3,225    $  3,364    $  3,829
     Professional services and support.......      2,378        2,126       2,261       2,085
                                                --------     --------    --------    --------
          Total revenues.....................      5,936        5,351       5,625       5,914
Gross profit.................................      4,237        3,669       4,044       4,416
Total operating expenses.....................      4,448        4,404       4,630       4,316
                                                --------     --------    --------    --------
Income (loss) from operations................       (211)        (735)       (586)        100
Net income (loss)............................   $     69     $   (308)   $   (199)   $    106
                                                ========     ========    ========    ========
     Basic...................................   $   0.00     $  (0.02)   $  (0.01)   $   0.02
     Diluted.................................   $   0.00     $  (0.02)   $  (0.01)   $   0.01

Year ended March 31, 2001
Revenues:
     Software licenses.......................                $  4,325    $  3,702    $  4,038
     Professional services and support.......                   3,230       2,850       2,406
                                                             --------    --------    --------
          Total revenues.....................                   7,555       6,552       6,444
Gross profit.................................                   5,346       4,708       4,681
Total operating expenses.....................                   6,243       5,144       4,558
                                                             --------    --------    --------
Income (loss) from operations................                    (897)       (436)        123
Net income (loss)............................                $   (358)   $    (72)   $    296
                                                             --------    --------    --------
     Basic...................................                $  (0.02)   $  (0.00)   $   0.02
     Diluted.................................                $  (0.02)   $  (0.00)   $   0.02

                                                         As restated
Year ended March 31, 2000....................            -----------
                                                Fourth        Third       Second      First
                                                ------        -----       ------      -----
                                                Quarter      Quarter     Quarter     Quarter
Revenues:                                       ------       ------      -------     ------
     Software licenses.......................   $  3,150     $  2,432    $  3,364    $  3,629
     Professional services and support.......      2,378        2,126       2,261       2,085
                                                --------     --------    --------    --------
          Total revenues.....................      5,528        4,558       5,625       5,714
Gross profit.................................      3,842        2,884       4,044       4,219
Total operating expenses.....................      4,448        4,404       4,630       4,316
                                                --------     --------    --------    --------
Loss from operations.........................       (606)      (1,520)       (586)        (97)
Net loss.....................................   $   (808)    $   (782)   $   (199)   $    (16)
                                                ========     ========    ========    ========
     Basic...................................   $  (0.05)    $  (0.05)   $  (0.01)   $   0.00
     Diluted.................................   $  (0.05)    $  (0.05)   $  (0.01)   $   0.00

Year ended March 31, 2001
Revenues:
     Software licenses.......................                $  3,155    $  3,377    $  3,868
     Professional services and support.......                   3,295       2,895       2,417
                                                             --------    --------    --------
          Total revenues.....................                   6,450       6,272       6,285
Gross profit.................................                   4,222       4,428       4,522
Total operating expenses.....................                   6,243       5,144       4,558
                                                             --------    --------    --------
Loss from operations.........................                  (2,021)       (716)        (36)
Net income (loss)............................                $ (1,696)   $   (375)   $    300
                                                             ========    ========    ========
     Basic...................................                $  (0.10)   $  (0.02)   $   0.02
     Diluted.................................                $  (0.10)   $  (0.02)   $   0.02

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Liquent. Officers, directors and ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such reports received by us and written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that during the fiscal year ended March 31, 2001, all filing requirements applicable to its officers, directors and ten-percent shareholders were satisfied except the following Form 3's which were filed late.

--------------------------------------------------------------------------------
Name                       Date of              Date filed             Days
                           event                                       Late
--------------------------------------------------------------------------------
Kenneth Kaisen             4/14/00                6/9/00                46
--------------------------------------------------------------------------------
Margaret A. Archdeacon     5/24/00                6/9/00                 6
--------------------------------------------------------------------------------
Kevin Buxton               5/24/00                6/9/00                 6
--------------------------------------------------------------------------------
Norman E. Corn             6/1/00                 8/10/00               60
--------------------------------------------------------------------------------
Frances Moscoe             6/2/00                 8/10/00               59
--------------------------------------------------------------------------------
William J. Miller          9/8/00                 9/25/00                7
--------------------------------------------------------------------------------
Eric Haskell               9/8/00                 9/25/00                7
--------------------------------------------------------------------------------
Henry A. Hill              10/23/00               11/10/00               8
--------------------------------------------------------------------------------
Hugh A. Tammassia          1/23/01                2/9/01                 7
--------------------------------------------------------------------------------
John C. Gregitis           2/26/01                5/1/01                54
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Compensation of Directors

     In general, Directors who are not employees of Liquent receive a fee of $1,000 for attendance at each regular meeting of the Board of Directors, and are also reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings. Non-employee Directors are also eligible to receive annual stock option grants under our 1995 Incentive Stock Option Plan. Mr. Hollenbeck does not receive a fee of $1,000 for attendance at regular meetings of the Board of Directors or stock option grants. Directors who are employees are not compensated for their service on the Board of Directors or any committee thereof.

Item 11.   Executive Compensation.

     The following table sets forth information concerning the compensation for services in all capacities to the Company for the fiscal years ended March 31, 2001, 2000 and 1999, of those persons who at March 31,2001 were (I) the Chief Executive Officer, (ii) each of the four other most highly compensated executive officers of the Company in office who earned more than $100,000 in salary and bonus in fiscal 2001 (collectively, the "Named Executive Officers"), and a former executive officer of the Company who was not employed by the Company on March 31, 2001.

                           Summary Compensation Table
                           --------------------------

                                                                            Annual                    Long-Term
                                                                         Compensation               Compensation
                                                                                                    ------------
                                                                                                       Awards
                                                            --------------------------------------     ------
                                                                                      Other Annual   Securities    All Other
                                                                                      ------------                ----------
Name and Principal Position                           Year   Salary($)    Bonus($)    Compensation  Underlying   Compensation
---------------------------                           ----   ---------    --------    ------------  ----------   ------------
                                                                                          ($)        Options (#)      ($)
                                                                                          ---        -----------      ---
R. Richard Dool................................       2001   $ 220,417    $ 30,000    $  3,954   (b)     600,000       2,869 (f)
   President and Chief Executive Officer and          2000      19,744      26,500          --           150,000          --
        Director                                      1999          --          --          --                --          --

Norman Corn....................................       2001     127,717      38,900       5,295 (b,c)     300,000
   Executive Vice President

Henry Hill.....................................       2001      79,846      84,395(a)    3,295   (b)     125,000       1,443 (f)
   Senior Vice President, Client Services

Jeffrey C. Sager...............................       2001     167,850      83,636     152,498 (b,e)     116,667       2,035 (f)
   Vice President, Content Technologies               2000     139.756      58,472          --            66,666
                                                      1999     130,000      36,750          --            58,000          --

George B. Pearcy...............................       2001     127,308      14,852       3,295   (b)      12,000       1,482 (f)
VicePresident, Human Assets                           2000     127,718      40,071          --                --          --
                                                      1999     120,000      31,500          --                --          --

Terrence P. Brennan (1)........................       2001      41,105      50,000     848,126   (d)          --      87,500 (g)
   Former President and Chief Executive Officer       2000     175,000      84,415          --                --          --
                                                      1999     175,000      65,625          --                --          --

(1) Mr. Brennan joined Liquent in October 1995 and resigned as President and Chief Executive Officer on April 24, 2000. Mr. Brennan resigned as Chairman of the Board of ESPS on June 30, 2000.

     (a) On October 23, 2000, Henry Hill joined Liquent as Senior Vice President, Client Services. As an incentive for him to take the position, he was awarded a $30,000 sign on bonus, an $18,000 draw guarantee and $8,000 in a relocation bonus. All of Mr. Hill's other Annual Compensation is grossed-up for tax liabilities (normally not provided to employees). Liquent currently gives signing bonuses to the majority of new executives.
     (b) Perquisites include a car allowance of $3,295 for all executives except Mr. Dool who received $3,954.
     (c)  A recruiting bonus of $2,000 was paid to Mr. Corn.
     (d) Mr. Brennan purchased and sold 217,030 shares of common stock at $0.08 via the same-day-sale cashless method. Mr. Brennan recognized $848,126 of taxable income on the transaction. Mr. Brennan purchased 231,561 shares of common stock at $0.08 on July 14, 2000.
     (e) Mr. Sager purchased and sold 43,000 shares of common stock at $0.07 via the same-day-sale cashless method. Mr. Sager recognized $149,203 of taxable income on the transaction.
     (f)  Represents employer matching contributions to the Company 401 (k)
          Plan.
     (g) On June 30, 2000, Mr. Brennan terminated his employment with the Company. As a part of this termination, he was paid a severance equal to six months' salary at his pay rate on April 24, 2000.

          The following table contains information regarding options granted in the fiscal year ended March 31, 2001 to the Named Executive Officers. The potential realizable value over the terms of the options is based on assumed rates of stock appreciation in compliance with the rules of the SEC and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of ESPS common stock. For the fiscal year ended March 31, 2001, we granted options to acquire up to an aggregate of 3,528,284 shares to employees and directors, all under the 1995 stock incentive plan and all at an exercise price equal to not less than the fair market value of our common stock on the date of grant as determined in good faith by the board of directors. Optionees may pay the exercise price by cash or check, promissory note, delivery of already-owned shares of our common stock or by a cashless exercise procedure. Options under the 1995 stock incentive plan generally vest over four years with 25% of the shares vesting on the first anniversary of the grant date, and the remaining option shares vesting 6.25% in every calendar quarter after the first anniversary of the grant date. We may modify the standard vesting schedule. 16,667 options granted to Mr. Sager during the fiscal year ended March 31, 2001 had immediate vesting.

                                        Option Grants in Last Fiscal Year
                                                                                       Potential realized
                                            Individual Grants............              Value at Assumed
                                            -----------------------------
                                                                                         Annual rates of
                         Number of         % of                                               Stock Price
                         Securities    Total Options                                          Appreciation for
                         Underlying     Granted to                                              Option Term
                                                                                                -----------
                          Options      Employees in    Exercise     Expiration
Name                     Granted(#)     Fiscal Year  Price ($/Sh       Date            5%             10%
----                     ----------     -----------  -----------       ----            --             ---
R. Richard Dool             600,000          17.0            --       5/23/05       556,470        1,233,283
Terrence P. Brennan (1)          --            --            --         --               --               --
Norman Corn                 300,000           8.5          3.63       6/1/05        298,956          662,430
George B. Pearcy             12,000            .3          3.79       7/21/05        12,431           27,596
Jeffrey C. Sager (2)        100,000           2.8            (3)        (3)         171,990          393,389

     (1)  Mr. Brennan terminated employment on June 30, 2000.
     (2) Mr. Sager was granted 16,667 options at $3.88, expiration date of 5/1/05 and 100,000 options at $3.88, expiration date of 6/30/05.

     The following table presents information regarding the value realized upon exercise of options during the fiscal year ended March 31, 2001 and the number and value of unexercised options held by the executive officers named in the summary compensation table above.

              Aggregated Option Exercises in the Last Fiscal Year
                           And FY-End Option Values

--------------------------------------------------------------------------------------------------------------------------------
                                                                  Number of Securities Underlying   Value of Unexercised In-the
                             Shares Acquired    Value Realized   Unexercised Options at Fiscal year   Money Options at Fiscal
                                                                 ---------------------------------- ----------------------------
           Name              on Exercise (#)         ($)(1)                      End (#)                 Year End ($)(2)
           ----              ---------------         ------                      -------                 ---------------
--------------------------------------------------------------------------------------------------------------------------------
                                                                  Exercisable     Unexercisable    Exercisable   Unexercisable
--------------------------------------------------------------------------------------------------------------------------------
R. Richard Dool                             --              --          37,500            712,500           --               --
--------------------------------------------------------------------------------------------------------------------------------
Terrence P. Brennan (2)                448,591       1,669,959              --                 --           --               --
--------------------------------------------------------------------------------------------------------------------------------
Norman Corn                                 --              --              --            300,000           --               --
--------------------------------------------------------------------------------------------------------------------------------
Henry Hill                                  --              --              --            125,000           --               --
--------------------------------------------------------------------------------------------------------------------------------
Jeffrey C. Sager                        43,000         149,203         163,582            134,438       90,957            9,651
--------------------------------------------------------------------------------------------------------------------------------
George B. Pearcy                        24,469          62,543         237,437             25,594      421,403           24,126
--------------------------------------------------------------------------------------------------------------------------------

     (1) Value Realized represents the fair market value of the shares of common stock underlying the options on the date of exercise less the aggregate exercise price of the option.
     (2)  Mr. Brennan terminated employment on June 30, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table presents stock ownership information, as of May 31, 2001, with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, each director and each Named Executive Officer and all current directors and executive officers as a group.

                                                      Shares        Options                     Percent
  Beneficial Owner(1)                                 Owned      Exercisable(2)     Total      of Class
  -------------------                                 -----      --------------     -----      --------
Adobe Incentive Partners L.P                        4,916,244            --       4,916,244      29.8%
   345 Park Avenue
   San Jose, CA 95110
Adobe Incentive Partners L.P                        2,900,000            --       2,900,000      17.5%
   1 Bush Street, 12/th/ Floor
   San Francisco, CA 94104

Terrence P. Brennan(3)                                912,777(4)         --         912,777       5.5%

R. Richard Dool                                            --       234,375         234,375       1.4%

Norman Corn                                                --        93,750          93,750         *

Henry Hill                                                 --            --              --         *

George B. Pearcy                                       47,685       246,500         294,185       1.8%

Jeffrey C. Sager                                       35,186       205,707         240,893       1.4%

Eric Haskell                                               --        45,000          45,000         *

Charles O. Heller                                     154,440        63,781         218,221       1.3%

Christopher B. Hollenbeck                              50,000        11,500          61,500         *

Kenneth Kaisen                                             --        20,000          20,000         *

William J. Miller                                      50,000        45,000          95,000         *

Michael Sorkin                                         10,000        45,000          55,000         *

All current Directors, nominees and executive
   officers as a group (18 persons)                   388,499     1,135,675       1,524,174       8.5%

 *   Represents less than 1% of our outstanding common stock.

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

(2) Options Exercisable are options currently exercisable or exercisable within 60 days of May 31, 2001.

(3) Mr. Brennan joined Liquent in October 1995 and terminated employment on June 30, 2000.

(4)  Mr. Brennan's shares owned is based on information filed on Form 4's.

Item 13.  Certain Relationships and Related Transactions.

     On April 14, 2000, Kenneth R. Kaisen was appointed to the Liquent Board of Directors. Mr. Kaisen currently is the Vice President, Information Management and Chief Information Officer for the Industry Solutions Operations organization within Xerox Corporation. Mr. Kaisen's appointment took place shortly after Xerox entered a long-term, multi-million dollar technology development and reseller agreement with Liquent that included the creation of a Xerox seat on our board of directors and Xerox participation on our Technical Advisory Board.

     On June 5, 2000, the Company loaned to Jeffrey Sager, the Company's Vice President, Content Technologies, $100,000 in connection with Mr. Sager's purchase of a personal residence. The loan is evidenced by a promissory note which bears interest at a rate of 5 percent and is secured by all of the tangible assets that Mr. Sager owns. The amount due under the note is payable in full on the earliest to occur of (i) June 5, 2002, (ii) voluntary termination by either party, (iii) termination of Mr. Sager for cause or (iv) early payment by Mr. Sager.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)(1)(A)      Financial Statements.

     (a)(1)(B)      Report of Independent Auditors.

               i)   Consolidated Balance Sheets at March 31, 2001 and 2000

               ii) Consolidated Statements of operations for the years ended March 31, 2001, 2000 and 1999

               iii) Consolidated Statements of Stockholders' Equity for the
                    years ended March 31, 2001, 2000 and 1999

               iv) Consolidated Statements of Cash Flows for the years ended March 31, 2001, 2000 and 1999

               v)   Notes to Consolidated Financial Statements

     a(2)  Schedules.

              a)    Schedule II - Valuation and Qualifying Accounts

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto.

     (a)(3)        List of Exhibits.

  Exhibit No. Description
  -----------------------
     3.1 Form of Second Amended and Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.1 to the Form S-1/A dated June 3, 1999 and incorporated herein by reference.)


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

     10.6 Convertible Promissory Note between Adobe Ventures L.P. and the Company dated July 29, 1996. (Filed as Exhibit 10.6 to the Form S-1 dated March 31, 1999 and incorporated herein by reference.)


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


   10.10 ESPS, Inc. Employee Stock Purchase Plan. (Filed as Exhibit 10.10 to the Form S-1/A dated May 18, 1999 and incorporated herein by reference.)

   10.11* Employment Agreement dated November 27, 2000 by and between R. Richard
          Dool and ESPS, Inc.

   10.12* Employment Agreement Amendment dated February 8, 2001 by and between
          R. Richard Dool and ESPS, Inc.

   10.13* Employment Agreement dated December 20. 2000 by and between Norman
          Corn and ESPS, Inc.

   10.14* Employment Agreement Amendment dated February 19, 2001 by and between Norman Corn and ESPS, Inc.

   10.15* Employment Agreement dated February 1, 2001 by and between John
          Gregitis and ESPS, Inc.

   10.16* Employment Agreement dated December 28, 2000 by and between Henry Hill and ESPS, Inc.

   10.17* Employment Agreement Amendment February 10, 2001 dated by and between
          Henry Hill and ESPS, Inc.

   10.18* Employment Agreement dated June 22, 2001 by and between Christopher
          Meshginpoosh and ESPS, Inc.

   10.19* Employment Agreement dated January 2, 2001 by and between Frances
          Moscoe and ESPS, Inc.

   10.20* Employment Agreement Amendment dated February 8, 2001 by and between
          Frances Moscoe and ESPS, Inc.

   10.21* Employment Agreement dated December 21, 2000 by and between George
          Pearcy and ESPS, Inc.

   10.22* Employment Agreement Amendment dated February 6, 2001 by and between
          George Pearcy and ESPS, Inc.

   10.23* Employment Agreement dated March 15, 2001 by and between John Rosso and ESPS, Inc.

   10.24* Employment Agreement dated December 28, 2000 by and between Jeffrey
          Sager and ESPS, Inc.

   10.25* Employment Agreement Amendment dated February 27, 2001 by and between Jeffrey Sager and ESPS, Inc.

   10.26* Employment Agreement dated December 28, 2000 by and between Robert
          Schatz and ESPS, Inc.

   10.27* Employment Agreement Amendment dated February 12, 2001 by and between
          Robert Schatz and ESPS, Inc.

   10.28* Employment Agreement dated February 2, 2001 by and between Hugh
          Tamassia and ESPS, Inc.


   21     Subsidiaries/None


   23*    Consent of Ernst & Young LLP, Independent Auditors.


   24     Power of Attorney (included on signature page).




*  Filed herewith.
# Portions of this exhibit were omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to a request for confidential treatment.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 3rd day of July, 2001.

                                         LIQUENT, INC.


                                                    /s/ R. RICHARD DOOL
                                         By:
                                                        R. Richard Dool
                                                       President and Chief
                                                        Executive Officer


                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. Richard Dool and Christopher F. Meshginpoosh, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                        Title                                             Date
   ------------------------------   -------------------------                               ------------
         /s/ R. RICHARD DOOL         President, Chief Executive                             July 3, 2001
           R. Richard Dool           Officer and Director
                                     (Principal Executive
                                     Officer)


    /s/ Christopher Meshginpoosh     Chief Financial Officer                                July 3, 2001
      Christopher Meshginpoosh       (Principal Financial and Accounting
                                     Officer)


           /s/ ERIC HASKELL          Director                                               July 3, 2001
              Eric Haskell


        /s/ CHARLES O. HELLER        Director                                               July 3, 2001
          Charles O. Heller


    /s/ CHRISTOPHER B. HOLLENBECK    Director                                               July 3, 2001
      Christopher B. Hollenbeck

        /s/ KENNETH KAISEN           Director                   July 3, 2001
           Kenneth Kaisen

         /s/ WILLIAM MILLER          Director                   Julu 3, 2001
           William Miller

         /s/ MICHAEL SORKIN          Director                   July 3, 2001
           Michael Sorkin

                                                                     SCHEDULE II


                                  ESPS, Inc.

                       VALUATION AND QUALIFYING ACCOUNTS

                                      Balance at                                       Other             Balance at
                                      Beginning                                        Increases/        End of
Classification                        of Period       Additions (1)  Deductions (2)    Decreases (3)     Period
--------------                        ---------       -------------  --------------    ------------      -----------
For the Year Ended
   March 31, 1999

       Reserve for estimated
        uncollectible accounts          $  50             $ 100          $ (23)            $  -           $ 127


For the Year Ended
   March 31, 2000

       Reserve for estimated
        uncollectible accounts          $ 127             $  50          $ (25)            $ 87           $ 239


For the Year Ended
   March 31, 2001

       Reserve for estimated
        uncollectible accounts          $ 239             $ 125          $ (86)            $ 10           $ 288



(1)  Amounts represent charges and reductions to expenses and revenue.
(2) Amounts represent the write-off of receivables against reserve for estimated uncollectible accounts.
(3)  Amounts represent recoveries of previously written-off receivables

    10.11 Employment Agreement dated November 27, 2000 by and between R. Richard Dool and ESPS, Inc.

    10.12 Employment Agreement Amendment dated February 8, 2001 by and between R. Richard Dool and ESPS, Inc.

    10.13 Employment Agreement dated December 20, 2000 by and between Norman Corn and ESPS, Inc.

    10.14 Employment Agreement Amendment dated February 19, 2001 by and between Norman Corn and ESPS, Inc.

    10.16 Employment Agreement dated December 28, 2000 by and between Henry Hill and ESPS, Inc.

    10.17 Employment Agreement Amendment February 10, 2001 dated by and between Henry Hill and ESPS, Inc.

    10.18 Employment Agreement dated June 22, 2001 by and between Christopher Meshginpoosh and ESPS, Inc.

    10.19 Employment Agreement dated January 2, 2001 by and between Frances Moscoe and ESPS, Inc.

    10.20 Employment Agreement Amendment dated February 8, 2001 by and between Frances Moscoe and ESPS, Inc.

    10.21 Employment Agreement dated December 21, 2000 by and between George Pearcy and ESPS, Inc.

    10.22 Employment Agreement Amendment dated February 6, 2001 by and between George Pearcy and ESPS, Inc.

    10.23 Employment Agreement dated March 15, 2001 by and between John Rosso and ESPS, Inc.

    10.24 Employment Agreement dated December 28, 2000 by and between Jeffrey Sager and ESPS, Inc.

    10.25 Employment Agreement Amendment dated February 27, 2001 by and between Jeffrey Sager and ESPS, Inc.

    10.26 Employment Agreement dated December 28, 2000 by and between Robert Schatz and ESPS, Inc.

    10.27 Employment Agreement Amendment dated February 12, 2001 by and between Robert Schatz and ESPS, Inc.

    10.28 Employment Agreement dated February 2, 2001 by and between Hugh Tamassia and ESPS, Inc.