Form 10-K/A
period 2001-03-31
ESPS INC
filed 2001-07-09
CIK 1082456

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              __________________

                                  FORM 10-K/A


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
                    DOCUMENTS INCORPORATED BY REFERENCE--NONE

                              TABLE OF CONTENTS


            PART III


Item 10.    Directors and Executive Officers of the Registrant..............  3
Item 11.    Executive Compensation..........................................  4
Item 12.    Security Ownership of Certain Beneficial Owners and Management..  7
Item 13.    Certain Relationships and Related Transactions..................  8

            Signature Page..................................................  9


                                EXPLANATORY NOTE

This amendment on Form 10-K/A (the "Amendment") amends the Registrant's Annual Report on Form 10-K filed by the Registrant on July 3, 2001 (the "Annual Report"), and is being filed solely to amend and restate in its entirety Part III of the Annual Report. The Amendment does not amend or alter the information set forth in Parts I, II or IV of the Annual Report.

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

(1) Mr. Brennan joined Liquent in October 1995 and resigned as President and Chief Executive Officer on April 24, 2000. Mr. Brennan resigned as Chairman of the Board of ESPS on June 29, 2000.


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

     (g) On June 29, 2000, Mr. Brennan terminated his employment with the Company. As a part of this termination, he was paid a severance equal to six months' salary at his pay rate on April 24, 2000.


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

                                        Option Grants in Last Fiscal Year
                                                                                       Potential realized
                                            Individual Grants............              Value at Assumed
                                            -----------------------------
                                                                                         Annual rates of
                         Number of         % of                                               Stock Price
                         Securities    Total Options                                          Appreciation for
                         Underlying     Granted to                                              Option Term
                                                                                                -----------
                          Options      Employees in    Exercise     Expiration
Name                     Granted(#)     Fiscal Year  Price ($/Sh       Date            5%             10%
----                     ----------     -----------  -----------       ----            --             ---
R. Richard Dool             600,000          17.0          3.38       5/23/05       556,470        1,233,283
Terrence P. Brennan (1)          --            --            --         --               --               --
Norman Corn                 300,000           8.5          3.63       6/1/05        298,956          662,430
George B. Pearcy             12,000            .3          3.79       7/21/05        12,431           27,596
Jeffrey C. Sager (2)        100,000           2.8            (3)        (3)         171,990          393,389



     (1)  Mr. Brennan terminated employment on June 29, 2000.

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

              Aggregated Option Exercises in the Last Fiscal Year
                           And FY-End Option Values


--------------------------------------------------------------------------------------------------------------------------------
                                                                  Number of Securities Underlying   Value of Unexercised In-the
                             Shares Acquired    Value Realized   Unexercised Options at Fiscal year   Money Options at Fiscal
                                                                 ---------------------------------- ----------------------------
           Name              on Exercise (#)         ($)(1)                      End (#)                 Year End ($)(2)
           ----              ---------------         ------                      -------                 ---------------
--------------------------------------------------------------------------------------------------------------------------------
                                                                  Exercisable     Unexercisable    Exercisable   Unexercisable
--------------------------------------------------------------------------------------------------------------------------------
R. Richard Dool                             --              --          37,500            712,500           --               --
--------------------------------------------------------------------------------------------------------------------------------
Terrence P. Brennan (3)                448,591       1,669,959              --                 --           --               --
--------------------------------------------------------------------------------------------------------------------------------
Norman Corn                                 --              --              --            300,000           --               --
--------------------------------------------------------------------------------------------------------------------------------
Henry Hill                                  --              --              --            125,000           --               --
--------------------------------------------------------------------------------------------------------------------------------
Jeffrey C. Sager                        43,000         149,203         163,582            134,438       90,957            9,651
--------------------------------------------------------------------------------------------------------------------------------
George B. Pearcy                        24,469          62,543         237,437             25,594      421,403           24,126
--------------------------------------------------------------------------------------------------------------------------------


     (1) Value Realized represents the fair market value of the shares of common stock underlying the options on the date of exercise less the aggregate exercise price of the option.

     (2) Value presented is based upon (i) the difference between the fair value of the Company's common stock on March 30, 2001 ($1.8438 per share) and (ii) the exercise price of unexercised-in-the-money options.


     (3)  Mr. Brennan terminated employment on June 29, 2000.

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


                                                      Shares        Options                     Percent
  Beneficial Owner(1)                                 Owned      Exercisable(2)     Total      of Class
  -------------------                                 -----      --------------     -----      --------
Adobe Incentive Partners L.P                        4,916,244            --       4,916,244      29.8%
   345 Park Avenue
   San Jose, CA 95110
Adobe Incentive Partners L.P                        2,900,000            --       2,900,000      17.5%
   1 Bush Street, 12/th/ Floor
   San Francisco, CA 94104

Terrence P. Brennan(3)                                912,777(4)         --         912,777       5.5%

R. Richard Dool                                            --       234,375         234,375       1.4%

Norman Corn                                                --        93,750          93,750         *

Henry Hill                                                 --            --              --         *

George B. Pearcy                                       47,685       246,500         294,185       1.8%

Jeffrey C. Sager                                       35,186       205,707         240,893       1.4%

Eric Haskell                                               --        45,000          45,000         *

Charles O. Heller                                     168,028        63,781         231,809       1.4%

Christopher B. Hollenbeck                              50,000        11,500          61,500         *

Kenneth Kaisen                                             --        20,000          20,000         *

William J. Miller                                      50,000        45,000          95,000         *

Michael Sorkin                                         10,000        45,000          55,000         *

All current Directors, nominees and executive
   officers as a group (18 persons)                   402,087     1,135,675       1,537,762       8.5%

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

(3) Mr. Brennan joined Liquent in October 1995 and terminated employment on June 29, 2000.


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

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LIQUENT, Inc.


July 9, 2001                      By: /s/   R. Richard Dool


                                           R. Richard Dool
                                         President and Chief
                                          Executive Officer

                                  /s/   CHRISTOPHER MESHGINPOOSH


                                           Christopher Meshginpoosh
                                            Chief Financial Officer
                                  (Principal Financial and Accounting Officer)