Form 10-Q
period 2001-06-30
ESPS INC
filed 2001-08-14
CIK 1082456

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  -------------------------------------------

                                    FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          June 30, 2001
                               --------------------------------

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from ______ to ______

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




                                     N/A
        ----------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No___
                                       -

As of August 9, 2001, 17,625,823 shares of the registrant's Common Stock, par value $0.001 per share, were outstanding.

                                  ESPS, INC.

                                   FORM 10-Q
                               QUARTERLY REPORT
                                     INDEX

                                                                       Page No.
                                                                       --------
Facing Sheet                                                              1

Index                                                                     2

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.     Financial Statements

            Consolidated Balance Sheets (Unaudited)                       3

            Consolidated Statements of Operations (Unaudited)             4

            Consolidated Statements of Cash Flows (Unaudited)             5

            Notes to Financial Statements (Unaudited)                     6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           7

Item 3.     Quantitative and Qualitative Disclosure About Market Risk    16

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                            16

Item 2.     Changes in Securities and Use of Proceeds                    16

Item 3.     Defaults upon Senior Securities                              16

Item 4.     Submission of Matters to a Vote of Security Holders          17

Item 5.     Other Information                                            17

Item 6.     Exhibits and Reports on Form 8-K                             17

            Signatures                                                   18

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  FINANCIAL STATEMENTS
-----------------------------

                                   ESPS, INC.
                                   ----------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                 (In thousands)



                                                                            June 30, 2001            March 31, 2001
                                                                            -------------            --------------
                                                                             (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                 $  15,453                $ 19,511
    Accounts receivable, net of allowance of $288 for both periods                6,221                   6,343
    Other current assets                                                          1,308                     742
    Refundable income taxes                                                         348                     366
                                                                              ---------                --------
       Total current assets                                                      23,330                  26,962
Notes receivable                                                                  1,133                   1,124
Property and equipment, net                                                       4,418                   4,524
Capitalized software, net                                                         1,068                   1,131
Other assets                                                                        169                     169
                                                                              ---------                --------
Total assets                                                                  $  30,118                $ 33,910
                                                                              =========                ========

Liabilities and stockholders' equity
Current liabilities:
    Current portion of long-term debt                                         $     128                $    126
    Accounts payable                                                              1,304                     936
    Accrued expenses                                                              2,898                   3,635
    Installment obligation payable                                                  674                      --
    Deferred revenues                                                             5,436                   6,388
                                                                              ---------                --------
       Total current liabilities                                                 10,440                  11,085

Capital lease obligation                                                            276                     309

Stockholders' equity:
    Common stock, $0.001 par value: Authorized shares 50,000;
        issued and outstanding shares, 17,583 shares at June 30, 2001
        and 17,338 shares at March 31, 2001                                          18                      17
    Additional paid-in capital                                                   30,488                  30,467
    Retained deficit                                                            (11,100)                 (7,962)
    Deferred stock compensation                                                      (4)                     (6)
                                                                              ---------                --------
Stockholders' equity                                                             19,402                  22,516
                                                                              ---------                --------
Total liabilities and stockholders' equity                                    $  30,118                $ 33,910
                                                                              =========                ========

           See accompanying notes to unaudited financial statements.

                                  ESPS, INC.
                                  ----------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                    Three months ended
                                                                    ------------------
                                                                         June 30,
                                                                         --------
                                                                    2001          2000
                                                                    ----          ----
Revenues:
   Software licenses                                               $   899     $ 3,868
   Professional services and support                                 3,643       2,417
                                                                   -------     -------
         Total revenues                                              4,542       6,285

Cost of revenues:
   Software licenses                                                   158          90
   Professional services and support                                 2,036       1,673
                                                                   -------     -------
         Total cost of revenues                                      2,194       1,763
                                                                   -------     -------

Gross profit                                                         2,348       4,522
Operating expenses:
   Research and development                                          1,394       1,344
   Sales and marketing                                               3,114       2,232
   General and administrative                                        1,272         982
                                                                   -------     -------
         Total operating expenses                                    5,780       4,558
                                                                   -------     -------

Loss from operations                                                (3,432)        (36)
Other income                                                           102          --
Interest, net                                                          192         336
                                                                   -------     -------
Income (loss) before income taxes                                   (3,138)        300
Income taxes
                                                                        --          --
                                                                   -------     -------
Net income (loss)                                                  $(3,138)    $   300
                                                                   =======     =======

Income (loss) per share:
         Basic                                                     $ (0.18)    $  0.02
                                                                   =======     =======
         Diluted                                                   $ (0.18)    $  0.02
                                                                   =======     =======
Shares used in computation of income/(loss) per share:
         Basic                                                      17,490      16,319
                                                                   =======     =======
         Diluted                                                    17,490      18,250
                                                                   =======     =======

           See accompanying notes to unaudited financial statements.

                                  ESPS, INC.
                                  ----------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (In thousands)
                                  (Unaudited)


                                                                                         Three months ended
                                                                                         ------------------
                                                                                              June 30,
                                                                                              --------
                                                                                         2001           2000
                                                                                         ----           ----
Operating activities:
   Net income (loss)                                                                   $(3,138)      $   300
   Adjustments to reconcile net income to net cash provided in
        Operating activities:
           Depreciation                                                                    467           303
           Amortization:
               Marketable software                                                         116            --
               Deferred stock compensation                                                   2            10
           Changes in operating assets and liabilities:
               Accounts receivable                                                         122          (192)
               Other assets                                                               (575)          (45)
               Prepaid taxes                                                                18           727
               Other current liabilities                                                   305          (101)
               Deferred revenues                                                          (952)         (273)
                                                                                       -------       -------
   Net cash (used in) provided by operating activities                                  (3,635)          729
                                                                                       -------       -------
Investing Activities:
Purchases of property and equipment                                                       (361)         (215)
Investment in marketable software                                                          (53)           --
                                                                                       -------       -------
   Net cash used in investing activities                                                  (414)         (215)
                                                                                       -------       -------

Financing activities:
Repayments of capital lease obligation                                                     (31)          (28)
Proceeds from exercise of stock options and employee stock purchase plan                    22           236
                                                                                       -------       -------
   Net cash (used in) provided by financing activities                                      (9)          208

Net (decrease) increase in cash and cash equivalents                                    (4,058)          722
Cash and cash equivalents balance, beginning of period                                  19,511        22,593
                                                                                       -------       -------
Cash and cash equivalents balance, end of period                                       $15,453       $23,315
                                                                                       =======       =======

Supplemental cash flow disclosure:
   Interest paid                                                                            12            11
   Cash received for income taxes                                                           18            --

           See accompanying notes to unaudited financial statements.

-------   --------------------------------

                                  ESPS, INC.
                                  ----------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                  (Unaudited)

1.  Description of Business and Basis of Presentation
    -------------------------------------------------

ESPS, Inc. is a leading developer of publishing software solutions for document-intensive industries. ESPS software and consulting solutions are utilized by a majority of the world's top 20 pharmaceutical manufacturers and serve a growing and diversified customer base requiring a robust publishing initiative. ESPS' software solutions are recognized as best-of-breed and have become the most widely used software solutions for regulatory and pre-market approval initiatives.

On April 30, 2001, we announced that we adopted a new name, Liquent. We plan on adopting an official corporate name change upon approval of such change by our shareholders at our annual shareholders' meeting. Until that time, we will be doing business as Liquent. Effective July 30, 2001, we are using the ticker symbol "LQNT". For purposes of this report, the Company will be referred to hereinafter as "Liquent," or the "Company."

The Liquent product suite currently consists of CoreDossierX(TM), kPublisher(TM), kportal(TM), and Liquent xTent(TM). These products offer customers flexible, scalable options for applying our proven technology to their specific publishing needs. Our products integrate seamlessly with each other and with most content management systems, enabling customers to maximize the value of all their software investments. In addition to advanced technology, we provide our customers with in-depth industry-specific compliance expertise that allows us to better understand their publishing needs and requirements through our consulting and software support services.

Interim Financial Information

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature except for the Xerox transaction described in the notes) for the fair presentation of the results of the interim periods presented. In the quarter ended March 31, 2001, as described in our Annual Report on Form 10-K for the year ended March 31, 2001, the Company restated prior 2001 and 2000 quarterly and annual financial statements. The financial information in this Form 10-Q for the quarter ended June 30, 2000 reflects those restated amounts. The financial statements and footnotes included in this Form 10-Q should be read in conjunction with our audited financial statements for the fiscal year ended March 31, 2001, included in our Annual Report on Form 10-K for the year ended March 31, 2001, filed with the Securities and Exchange Commission.

Our results of operations for any interim period are not necessarily indicative of the results of operations for any future interim period or for the full fiscal year.

2.  Accounting Policies
    -------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.  Net Income Per Common Share
    ---------------------------

Basic net income per common share is calculated by dividing the net income by the weighted average number of common shares outstanding for the period.

Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options using the treasury stock method. Common equivalent shares are not included in the calculation for the quarter ended June 30, 2001 because the effect would be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                            Three months ended
                                                            ------------------
                                                                 June 30,
                                                                 --------
                                                            2001          2000
                                                            ----          ----
Net income (loss)                                        $(3,138)      $   300
                                                         =======       =======
Weighted average number of common shares outstanding      17,490        16,319
Effect of dilutive securities:
   Stock options                                              --         1,931
                                                         -------       -------
Adjusted weighted average shares outstanding              17,490        18,250
                                                         =======       =======
Earnings (loss) per share:
   Basic                                                 $ (0.18)      $  0.02
                                                         =======       =======
   Diluted                                               $ (0.18)      $  0.02
                                                         =======       =======

4. Acquisition of Software
   -----------------------

On March 2, 2000, the Company acquired the XDP software product from Xerox Corporation in exchange for 175,824 shares of common stock valued at $1.1 million plus acquisition costs of $100,000. Components of the software were used by the Company to develop additional software products to add to the Company's suite of products. The Company introduced the latest version of its technology that reflected features and functionalities based on the purchased technology during September 2000, and accordingly, commenced amortization of the purchased software at that time. These costs are being amortized on a straight-line basis over an estimated economic life of three years.

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

In June 2001, the Company renegotiated the terms of a development and reseller arrangement with Xerox Corporation. In connection with the renegotiations, the Company obtained the exclusive right to sell certain of its products to a group of customers and granted Xerox the right to utilize certain software purchased from the Company under the original reseller agreement for Xerox's internal use. The Company agreed to pay Xerox Corporation a fee of approximately $672,000 in four equal quarterly installments with the first installment due in July 2001. Under the terms of the new arrangement, Xerox is no longer permitted to resell the Company's products, including the $773,000 previously purchased by Xerox from the Company that was classified as deferred revenue in the Company's March 31, 2001 balance sheet. As a result, the Company reclassified an amount equal to the future payment obligation to Xerox under the terms of the new agreement from deferred revenue to installment obligation payable in its June 30, 2001 balance sheet, and recorded the remaining amount of deferred revenue as other income during the quarter ended June 30, 2001. Payments to Xerox under the new arrangement will be reflected in future periods as reductions in the installment obligation payable.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involves risks and uncertainties that may cause actual results to differ materially from those predicted in the forward-looking statements. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, those listed under the caption "Factors Affecting

Operating Results" described herein and the Risk Factors set forth in our filings with the Securities and Exchange Commission, including our Form 10-K for the year ended March 31, 2001.

Overview
--------

ESPS, Inc. is a leading developer of publishing software solutions for document-intensive industries. ESPS software and consulting solutions are utilized by a majority of the world's top 20 pharmaceutical manufacturers and serve a growing and diversified customer base requiring a robust publishing initiative. ESPS' software solutions are recognized as best-of-breed and have become the most widely used software solution for regulatory and pre-market approval initiatives.

On April 30, 2001, we announced that we adopted a new name, Liquent. We plan to adopt an official corporate name change upon approval of such change by our shareholders at our annual shareholders' meeting. Until that time, we will be doing business as Liquent. On July 30, 2001, we changed our ticker symbol to "LQNT" to reflect our new name. For purposes of this report, the Company will be referred to hereinafter as "Liquent," or the "Company."

Founded in 1994, Liquent is a leading provider of content assembly and publishing solutions for the Life Sciences industry. Built on proven, world-class rendering technology that transforms proprietary content into open formats such as XML and PDF, Liquent software and services are used by a majority of the top 20 global pharmaceutical companies.

Liquent's corporate headquarters is located at 1300 Virginia Drive, Fort Washington, Pennsylvania, 19034 Telephone: (215) 619-6000. The Company was incorporated in Delaware in April 1994 under the name Electronic Submission Publishing Systems, Inc. The Company also maintains offices in the United Kingdom, La Jolla, California, Latham, New York and Research Triangle Park, North Carolina.

Results of Operations
---------------------

The following table presents statement of operations data as a percentage of total revenues:

                                                        Three months
                                                       Ended June 30,
                                                       --------------
                                                     2001          2000
                                                     ----          ----
Statement of Operations Data:
     Revenues:
          Software license                           19.8%         61.5%
          Professional services and support          80.2          38.5
                                                    -----         -----
               Total revenues                       100.0         100.0
     Cost of revenues:
          Software licenses                           3.5           1.5
          Professional services and support          44.8          26.6
                                                    -----         -----
               Total cost of revenues                48.3          28.1
                                                    -----         -----
     Gross profit                                    51.7          71.9
     Operating expenses:
          Research and development                   30.7          21.4
          Sales and marketing                        68.6          35.5
          General and administrative                 28.0          15.6
                                                    -----         -----
               Total operating expenses             127.3          72.5
                                                    -----         -----
     Loss from operations                           (75.6)         (0.6)
     Other income                                     2.2            --
     Interest, net                                    4.2           5.3
                                                    -----         -----
     Income (loss) before income taxes              (69.2)          4.7
     Income taxes                                      --            --
                                                    -----         -----
     Net income (loss)                              (69.2)%         4.7%
                                                    =====         =====

Comparison of Three Months Ended June 30, 2001 and 2000
-------------------------------------------------------

For the three months ended June 30, 2001, revenues were $4.5 million, representing a decrease of 28% from the $6.3 million for the comparable period in 2000. Net loss for the three months ended June 30, 2001, was $3.1 million, or $0.18 per diluted share, compared to net income of $300,000, or $0.02 per diluted share for the same period in 2000. Weighted average shares used in computing diluted earnings per share in the first quarter of fiscal year 2002 were 17.5 million versus 18.3 million in the same period in the prior year.

Revenues

Total revenues consist of revenues from software licenses and professional services and support. Professional services and support revenues include professional consulting, training and customer support services.

Software licenses revenues decreased 77% to $899,000 for the three months ended June 30, 2001, from $3.9 million for the quarter ended June 30, 2000. This decrease was attributable to lengthening sales cycles, a general economic slowdown and price sensitivity within our customer base.

Professional services and support revenues increased 51% to $3.6 million for the three months ended June 30, 2001, from $2.4 million for the quarter ended June 30, 2000. This increase resulted primarily from an increase in customer support revenues and an increase in consulting and training services revenue. These increases were driven by an increase in our customer base as well as a general increase in the number of installed licenses for which we currently provide support. We expect the proportion of professional services and support revenues to total revenues to fluctuate in the future, depending in part on our customers' direct use of third-party consulting and implementation service providers.

Revenues derived from international customers were $744,000 for the quarter ended June 30, 2001, and $883,000 for the quarter ended June 30, 2000. The decrease was primarily attributable to delays in the execution of certain anticipated software license agreements with European customers. International revenues accounted for 16% of total revenues in the quarter ended June 30, 2001, and 14% in the quarter ended June 30, 2000. In order to expand international sales, we have made significant investments in our European operations including the hiring of new personnel, the relocation of our European office, and the establishment of a European technical support call center. To the extent that we are unable to achieve expected international revenue growth in a timely manner, our business, operating results and financial condition could be seriously harmed. We cannot guarantee that we will be able to maintain or increase international market demand for our products. In some markets, localization of our products is essential to achieve market penetration. We may incur substantial costs and experience delays in localizing our products, and we cannot guarantee that any localized product will ever generate significant revenue.

Cost of Revenues

Cost of software licenses revenues consists primarily of royalties we pay to third parties for the use of their technology incorporated into our CoreDossier products and amortization of capitalized software costs. Cost of software licenses revenues increased to $158,000 for the quarter ended June 30, 2001 from $90,000 for the quarter ended June 30, 2000. Cost of software licenses revenues as a percentage of software licenses revenues were 18.0% for the quarter ended June 30, 2001 and 2.3% for the quarter ended June 30, 2000. The increase in cost of software license revenues resulted primarily from the amortization of purchased and capitalized software costs that commenced in September 2000. During March 2000, we purchased third-party software that was used as the basis for the design of features and functions in the latest version of CoreDossier, which was released in September 2000. In September 2000, we commenced amortization of this purchased software over an estimated economic life of three years. During the fiscal year ended March 31, 2001, we also capitalized internal costs related to the development of software to be licensed to third parties amounting to approximately $200,000. Amortization of these capitalized costs occurs generally on a straight-line basis over an estimated economic life of three years.

We currently have a license agreement with Versant Object Technology Corporation for the use of technology that is embedded in CoreDossier. Under the terms of the license agreement, we have the right to use and copy Versant's software to develop and combine Versant's technology with our software products to create applications in exchange for royalties ranging from 1.7% to 2.5% of the sales of certain products. The royalties are recorded as a cost of software license revenue in the same period as the related software license revenue. Our license is non-exclusive, non-transferable and non-assignable. In September 1999, we prepaid royalty fees to Versant of $500,000. As of June 30, 2001, we have a remaining prepayment of approximately $178,000. We have no contractual obligation for additional purchases from Versant.

Cost of professional services and support revenues consists primarily of personnel costs related to professional services and customer support. Cost of professional services and support revenues increased 22% to $2.0 million for the quarter ended June 30, 2001, from $1.7 million for the quarter ended June 30, 2000. This increase resulted primarily from the hiring and training of 4 professional services and customer support personnel to support our increased customer base. The number of our professional services and customer support personnel increased to 57 at June 30, 2001, from 53 at June 30, 2000. Cost of professional services and support revenues as a percentage of professional services and support revenues was 56% for the quarter ended June 30, 2001 and 69% for quarter ended June 30, 2000. The cost of professional services and support revenues as a percentage of professional services and support revenues may vary among periods because of changes in the mix of services we provide which have different revenue margins. The decrease in cost of professional services and support revenues as a percentage of professional services and support revenues resulted primarily from increased customer support revenues, which have higher margins than other professional services. In order to attain profitability, we believe that we need to achieve increases in the utilization rates of our professional services personnel. In order to attain these utilization improvements, we must continue to increase the amount of services provided to our customers. We derive a significant portion of our professional service revenue from the implementation of software licensed by our customers. In the event that we are unable to achieve increases in software license revenues, the growth, if any, in our professional service revenues may be limited, and as a result, we may experience increased operating losses. In addition, to the extent that we are unable to modify current personnel levels rapidly in response to changes in demand for our services, our operating results and financial condition could be seriously harmed.

Operating Expenses

Research and development. Research and development expenses consist primarily of salaries, benefits and depreciation of equipment for: software developers; quality assurance personnel; and program managers and technical writers. Research and development expenses increased 4% to $1.4 million for the quarter ended June 30, 2001, from $1.3 million for the quarter ended June 30, 2000. Research and development expenses represented 31% of our total revenues for the quarter ended June 30, 2001, and 21% of our total revenues for the quarter ended June 30, 2000. During March 2001, we implemented a restructuring plan that resulted in a reduction in the number of research and development personnel on staff. We believe that our future revenue growth is dependent upon our ability to introduce new products that meet the evolving needs of our customers. The reduction in research and development personnel results in limitations in the number and size of development projects that can occur, and therefore the headcount reductions may result in delay or inability to introduce new products. In the event that we are unable to introduce new products in a timely manner, our financial conditions and operating results could be materially affected.

Sales and marketing. Sales and marketing expenses consist primarily of: salaries, commissions and bonuses earned by sales and marketing personnel; travel and promotional expenses; and communication costs related to direct sales efforts. Sales and marketing expenses increased 40% to $3.1 million for the quarter ended June 30, 2001 from $2.2 million for the quarter ended June 30, 2000. This increase resulted primarily from our increased investment in sales and marketing infrastructure, both domestically and internationally. The investments included increases in personnel-related expenses, recruiting fees, travel and entertainment, and related facility and equipment costs. In addition, we increased marketing activities, including trade shows, public relations, direct mail campaigns and other promotional activities. Sales and marketing expenses represented 69% of our total revenues for the quarter ended June 30, 2001 and 36% for the comparable quarter of 2000.

General and administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administrative and information services personnel. These expenses also include fees for legal, accounting and consulting services. General and administrative expenses increased 30% to $1.3 million for the three months ended June 30, 2001, from $1 million for the quarter ended June 30, 2000. The number of our executive, finance and administrative personnel grew to 25 at June 30, 2001, from 22 at June 30, 2000. General and administrative expenses represented 28% of our total revenues for the quarter ended June 30, 2001 and 16% for the quarter ended June 30, 2000. The increase in general and administrative expenses as a percentage of our sales was primarily due to increases in the number of executives on staff, and administrative support personnel. We believe our general and administrative expenses will continue to increase due to increases in directors' and officers' liability insurance premiums, as well as anticipated additional legal, accounting and consulting fees.

In March 2001, as a result of current economic factors as well as our outlook and strategy for the fiscal year ended March 2002, we adopted a restructuring plan that resulted in the termination of 33 employees. In connection with the restructuring, involuntarily terminated employees were entitled to severance benefits including cash compensation, continued benefits and outplacement assistance. The total amount of severance benefits accrued and charged to expense amounted to $489,000 and is reflected in general and administrative expenses in our Statement of Operations for the fiscal year ended March 31, 2001. Almost none of these severance benefits was paid during the fiscal year ended March 31, 2001, however, $368,000 of this amount was paid during the quarter ended June 30, 2001.

The purpose of the restructuring plan was to reduce the number of non-sales and marketing personnel, including the reduction of certain research and development personnel, in order to provide short-term cost savings that could be redeployed into specialized product development skills as well as expanding our sales and marketing resources. We estimate that the reduction in annual operating expenses will be approximately $3 million, however, a substantial portion of this reduction will be offset by substantial recent increases in the number of sales and marketing personnel. While we expect these increases in sales and marketing efforts to result in increases in our software license revenue in the latter half of the fiscal year ending March 31, 2002, we expect the increases to result in a net operating loss in the first half of the fiscal year, and therefore a reduction in available cash balances.

We are currently finalizing plans for an additional restructuring with a goal of effecting an additional reduction in our operating expenses, and anticipate the completion of these additional restructuring efforts within the next 30 days.

We have made substantial investments in our infrastructure in anticipation of growth in our business. These investments include a significant increase in the number of executives and related compensation, investments in internal information technology systems and related support costs, and expansion of our international facilities. In the event that we are unable to achieve planned increases in revenue within a short time frame, our results of operations and our financial position could be materially affected.

Deferred stock compensation expense was $2,000 for the quarter ended June 30, 2001 and $10,000 for the quarter ended June 30, 2000.

Other income, net. Other income was $102,000 for the quarter ended June 30, 2001 and zero for the quarter ended June 30, 2001. The other income recorded in the quarter ended June 30, 2001 resulted from the renegotiation of a reseller agreement with Xerox Corporation. We do not anticipate having additional other income during this fiscal year.

On November 7, 2000, we entered into a convertible note agreement with a technology company partially owned by an employee and shareholder of the Company, who is a related party but is no longer an employee. Under the terms of the agreement, we committed to loan the borrower $1,000,000 in two equal installments. The first installment was paid upon execution of the agreement. The remaining commitment of $500,000 was paid on February 8, 2001, upon the borrower achieving certain milestones related to development of its technology. The debenture is convertible in whole or in part, into stock of the borrower either upon the borrower securing $3 million in additional financing, or upon a change of control of the borrower. The note is due on July 31, 2002, and bears interest at the rate of 7% annually. The borrower has sustained expected losses in its early development stages, and has recently commenced sales efforts in accordance with its internal business plan. If the borrower is unsuccessful in its efforts to license its technology or is unable to obtain additional financing, there is a risk that we will recognize a loss in future periods due to the future impairment of the value of the note receivable.

Interest, net. Interest, net is derived from interest income earned on our cash and cash equivalents. Interest income decreased 43% to $192,000 for the quarter ended June 30, 2001 from $336,000 for the quarter ended June 30, 2000. This decrease was primarily attributable to the decreases in interest bearing cash and cash equivalent balances.

Income taxes. We had no income tax expense during either the quarter ended June 30, 2001 or June 30, 2000. As a result of the uncertainty regarding the recoverability of historical net operating loss carryforwards, we have recorded a 100% valuation allowance against our net deferred tax asset arising from potential future tax benefits attributable to current and prior-year operating losses.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2001, we had cash and cash equivalents of $15.5 million, a decrease of $4.0 million from cash and cash equivalents held at March 31, 2001. Our working capital at June 30, 2001 was $12.9 million, compared to $15.9 million at March 31, 2001.

Net cash (used in) provided by operating activities was $(3.6 million) for the quarter ended June 30, 2001, compared to $729,000 for the quarter ended June 30, 2000. This decrease resulted primarily from the addition of consulting personnel due to increases in volume of consulting services, increases in administrative personnel as a result of the hiring of new executives and related support personnel, as well as the addition of research and development and sales and marketing staff. Our total headcount increased to 186 as of June 30, 2001 from 169 as of June 30, 2000. The additional staff combined with increases in compensation for existing personnel resulted in a substantial increase in our operating expenses during the period from June 30, 2000 to June 30, 2001.

During the quarter ended June 30, 2001, we experienced a loss from operations of approximately $3.4 million, with the loss being fueled in part by a reduction in software license revenues. As a result of this decrease in software license revenue, we estimate that we will experience an additional reduction in our available cash balances of approximately $3.0 million to $4.0 million during the quarter ended September 30, 2001. While we believe that this slowdown in customer spending is temporary, in the event that customer demand for our software products does not increase in the latter half of our fiscal year ending March 31, 2002, our financial position and liquidity could be materially affected.

Investing activities used cash of $414,000 for the quarter ended June 30, 2001, and $215,000 for the quarter ended June 30, 2000, primarily due to the purchase of property and equipment as well as leasehold improvements. During the quarter ended June 30, 2001, we capitalized $53,000 of internally developed software. There was no capitalization of internally developed software during the quarter ended June 30, 2000.

In June 2001, we renegotiated the terms of a development and reseller arrangement with Xerox Corporation. In connection with the renegotiation, we obtained the exclusive right to sell certain of our products to a group of customers, and granted Xerox the right to utilize certain software purchased from us under the original reseller agreement for Xerox's internal use. Under the terms of the agreement, we also agreed to pay Xerox Corporation a fee of approximately $672,000 in four equal quarterly installments with the first installment due in July 2001. In connection with a restatement of historical results reported in our Annual Report on Form 10-K for the year ended March 31, 2001, we reversed revenue in the amount of approximately $773,000 related to software previously sold to Xerox but not delivered by Xerox to end users. Under the terms of the new arrangement, Xerox is no longer permitted to resell the Company's products, including the $773,000 previously purchased by Xerox from the Company that was classified as deferred revenue in the Company's March 31, 2001 balance sheet. As a result, the Company reclassified an amount equal to the future payment obligation to Xerox under the terms of the new agreement from deferred revenue to installment obligations payable in its June 30, 2001 balance sheet, and recorded the remaining amount of deferred revenue as other income during the quarter ended June 30, 2001. Payments to Xerox under the new arrangement will be reflected in future periods as reductions of the installment obligation payable.

Financing activities used cash of $9,000 during the quarter ended June 30, 2001, and generated cash of $208,000 for the quarter ended June 30, 2000. The decrease was attributable to a decrease in the number of stock options exercised during the quarter ended June 30, 2001.

On March 30, 2001, we entered into a $5 million revolving credit agreement with Mellon Bank, N.A. The initial term of the credit agreement extends until February 28, 2003. Borrowings under this credit agreement accrue interest at a rate of, at our option, either (1) 100 basis points below the prime rate charged by Mellon Bank, N.A., or (2) the rate at which U.S. Dollar deposits are offered to major banks in the London interbank Eurodollar market (as adjusted to satisfy the reserve requirements of the Federal Reserve System) plus 100 basis points. The credit agreement also contains representations, warranties, covenants and other terms and conditions typical of credit facilities of such size, including financial reporting requirements. Amounts outstanding under the agreement are secured by certain cash balances and investments. We have the option of converting amounts borrowed under the revolving facility into a term loan payable over a five-year period. There were no amounts outstanding under the agreement as of June 30, 2001.

We expect that our recent losses will result in a decrease in our cash balances during the first half of the fiscal year ending March 31, 2002. However we expect that our recent and planned additional restructuring efforts will result in decreases to our operating expenses in the latter half of the fiscal year ending March 31, 2002. Additionally, we expect that our recent sales and marketing investments will result in an increase in revenues in the latter half of the fiscal year ending March 31, 2002, and that these expected increased revenue levels will be sufficient to fund a majority of our reduced operating expenses. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Factors Affecting Operating Results
-----------------------------------

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

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

Attraction and Retention of Sales Personnel

To date, we have sold our products primarily through our direct sales force. Our future revenue growth will depend in large part on recruiting and training additional direct sales personnel. We have not experienced difficulty in recruiting qualified sales personnel. We may not be able to successfully maintain or expand our direct sales force or other distribution channels and any such expansion may not result in increased revenues.

Revenue Outlook for the Fiscal Year Ending March 31, 2002

We have made substantial recent investments in sales and marketing personnel in an effort to accelerate our revenue growth in the latter half of the fiscal year ending March 31, 2002. There can be no assurance that these investments will result in increases in revenue. If we are unable to achieve increases, the additional sales and marketing expenses will result in material losses.

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

Risk of Liability

Complex software products such as those offered by us can contain undetected errors or performance problems. Such defects are most frequently found during the period immediately following introduction of new products or enhancements to existing products. Our products have from time to time contained software errors that were discovered after commercial introduction. We may not discover performance problems or errors in our products in the future. Any future software defects discovered after shipment of our products, if material, could result in loss of revenues, delays in customer acceptance or potential product liability.

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

Dependence on Service Revenues

We depend on service revenues. Professional services and support revenues represented 80% of our total revenues for the first fiscal quarter of 2002 and 39% of our total revenues for first fiscal quarter of 2001. We anticipate that service revenues will continue to represent a significant percentage of total revenues. Because service revenues have lower gross margins than license revenues, a continued increase in the percentage of total revenues represented by service revenues resulting from increased professional services and support revenues or a decrease in license revenues could have a detrimental impact on overall gross margins and our operating results.

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

The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analysis performed on our balances as of June 30, 2001.

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

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of August 2001.

                                       ESPS, Inc.



                                       By: /s/ R. Richard Dool
                                           --------------------
                                           R. Richard Dool
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                                       By: /s/ Christopher Meshginpoosh
                                           ----------------------------
                                           Christopher Meshginpoosh
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)