Form 10-Q
period 2001-09-30
LIQUENT INC
filed 2001-11-14
CIK 1082456

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

For the quarterly period ended          September 30, 2001
                               -------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from             to
                                ----------     -----------

                         Commission File Number: 0-26245
                                                 -------

                                  Liquent, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                      23-2762324
  -------------------------------                       ------------------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

  1300 Virginia Drive, Suite 125, Ft. Washington, PA                 19034
  ---------------------------------------------------            ------------
      (Address of principal executive offices)                     (Zip Code)

      Registrant's telephone number, including area code: (215) 619-6000
                                                          ---------------

                                  ESPS, Inc.
     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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

As of November 9, 2001, 17,988,695 shares of the registrant's Common Stock, par value $0.001 per share, were outstanding.

================================================================================

                                 Liquent, INC.

                                   FORM 10-Q
                               QUARTERLY REPORT
                                     INDEX





                                                                        Page No.
                                                                        --------
Facing Sheet

Index

PART I -  FINANCIAL INFORMATION
-------------------------------

Item 1.   Financial Statements                                              1

          Consolidated Balance Sheets (Unaudited)                           1

          Consolidated Statements of Operations (Unaudited)                 2

          Consolidated Statements of Cash Flows (Unaudited)                 3

          Notes to Financial Statements (Unaudited)                         4

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              6

Item 3.   Quantitative and Qualitative Disclosure About Market Risk        16


PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                                16

Item 2.   Changes in Securities and Use of Proceeds                        16

Item 3.   Defaults upon Senior Securities                                  16

Item 4.   Submission of Matters to a Vote of Security Holders              17

Item 5.   Other Information                                                17

Item 6.   Exhibits and Reports on Form 8-K                                 17

          Signatures                                                       18

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                                  Liquent, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                September 30, 2001       March 31, 2001
                                                                                ------------------       --------------
                                                                                    (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                         $ 12,599             $ 19,511
    Accounts receivable, net of allowance of $239 and $288                               7,767                6,343
    Other current assets                                                                   951                  742
    Refundable income taxes                                                                348                  366
                                                                                      --------             --------
       Total current assets                                                             21,665               26,962
Notes receivable                                                                           107                1,124
Property and equipment, net                                                              4,055                4,524
Capitalized software, net                                                                1,020                1,131
Other assets                                                                               169                  169
                                                                                      --------             --------
Total assets                                                                          $ 27,016             $ 33,910
                                                                                      ========             ========

Liabilities and stockholders' equity
Current liabilities:
    Current portion of long-term debt                                                 $    131             $    126
    Accounts payable                                                                     1,058                  936
    Accrued expenses                                                                     3,168                3,635
    Installment obligation payable                                                         506                   --
    Deferred revenues                                                                    5,336                6,388
                                                                                      --------             --------
       Total current liabilities                                                        10,199               11,085

Capital lease obligation                                                                   243                  309

Stockholders' equity:
    Common stock, $0.001 par value: Authorized shares 50,000;
         issued and outstanding shares, 17,644 shares at September 30,
        2001 and 17,338 shares at March 31, 2001                                            18                   17
    Additional paid-in capital                                                          30,524               30,467
    Retained deficit                                                                   (13,949)              (7,962)
    Other comprehensive income                                                             (17)                  --
    Deferred stock compensation                                                             (2)                  (6)
                                                                                      --------             --------
Stockholders' equity                                                                    16,574               22,516
                                                                                      --------             --------
Total liabilities and stockholders' equity                                            $ 27,016             $ 33,910
                                                                                      ========             ========


                       See accompanying notes to unaudited
                             financial statements.

                                  Liquent, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                           Three months ended           Six months ended
                                                                           -------------------          -----------------
                                                                              September 30,               September 30,
                                                                           --------------------         -----------------
                                                                            2001          2000           2001       2000
                                                                            ----          ----           ----       ----
Revenues:
   Software licenses                                                     $ 1,933       $  3,377       $ 2,832       $ 7,245
   Professional services and support                                       4,675          2,895         8,318         5,312
                                                                         -------       --------       -------       -------
         Total revenues                                                    6,608          6,272        11,150        12,557

Cost of revenues:
  Software licenses                                                          158             99           316           189
  Professional services and support                                        2,355          1,745         4,391         3,418
                                                                         -------       --------       -------       -------
         Total cost of revenues                                            2,513          1,844         4,707         3,607
                                                                         -------       --------       -------       -------
Gross profit                                                               4,095          4,428         6,443         8,950
Operating expenses:
   Research and development                                                1,320          1,275         2,714         2,619
   Sales and marketing                                                     2,610          2,940         5,724         5,172
   General and administrative                                              2,109            929         3,381         1,911
                                                                         -------       --------       -------       -------
          Total operating expenses                                         6,039          5,144        11,819         9,702
                                                                         -------       --------       -------       -------

Loss from operations                                                      (1,944)          (716)       (5,376)         (752)
Other (expense), net                                                      (1,027)            --          (925)           --
Interest, net                                                                122            341           314           677
                                                                         -------       --------       -------       -------
Loss before income taxes                                                  (2,849)          (375)       (5,987)          (75)
Income taxes                                                                  --             --            --            --
                                                                         -------       --------       -------       -------
Net loss                                                                 $(2,849)      $   (375)      $(5,987)      $   (75)
                                                                         =======       ========       =======       =======

Loss per share:
          Basic                                                          $ (0.16)      $  (0.02)      $ (0.34)      $ (0.00)
                                                                         =======       ========       =======       =======
          Diluted                                                        $ (0.16)      $  (0.02)      $ (0.34)      $ (0.00)
                                                                         =======       ========       =======       =======


Shares used in computation of loss per share:

          Basic                                                           17,629         16,841        17,560        16,582
                                                                         =======        =======       =======       =======
          Diluted                                                         17,629         16,841        17,560        16,582
                                                                         =======        =======       =======       =======


           See accompanying notes to unaudited financial statements.

                                  Liquent, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                             Six months ended
                                                                                               September 30,
                                                                                       ------------------------------
                                                                                            2001               2000
                                                                                            ----               ----
Operating activities:
   Net loss                                                                              $(5,987)           $   (75)
   Adjustments to reconcile net income to net cash (used in) provided by
        Operating activities:
           Depreciation                                                                      948                666
           Write - off of note receivable                                                  1,027                 --
       Provision for losses on accounts receivable                                            --                 25
           Amortization:
               Marketable software                                                           237                 33
               Deferred stock compensation                                                     4                 18
       Changes in operating assets and liabilities:

                 Accounts receivable                                                      (1,407)            (1,542)
                 Other assets                                                               (211)              (172)
                 Refundable income taxes                                                      18                889
                 Other current liabilities                                                   144                (23)
                 Deferred revenues                                                        (1,055)               556
                                                                                         -------            -------
   Net cash (used in) provided by operating activities                                    (6,282)               375
                                                                                         -------            -------
Investing Activities:
Purchases of property and equipment                                                         (479)              (766)
Investment in marketable software                                                           (126)                --
                                                                                         -------            -------
   Net cash used in investing activities                                                    (605)              (766)
                                                                                         -------            -------
Financing activities:
Repayments of capital lease obligation                                                       (61)               (56)
Proceeds from exercise of stock options and employee stock purchase plan                      58                288
                                                                                         -------            -------
   Net cash (used in) provided by financing activities                                        (3)               232

Effect of exchange rate changes on cash and cash equivalents                                 (22)                --

Net decrease in cash and cash equivalents                                                 (6,912)              (159)
Cash and cash equivalents balance, beginning of period                                    19,511             22,593
                                                                                         -------            -------
Cash and cash equivalents balance, end of period                                         $12,599            $22,434
                                                                                         =======            =======

Supplemental cash flow disclosure:

   Interest paid                                                                              20                 21
   Cash received for income taxes                                                             18                 --


           See accompanying notes to unaudited financial statements.

                                  Liquent, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Description of Business and Basis of Presentation
    --------------------------------------------------

Liquent, Inc. is a leading developer of publishing software solutions for document-intensive industries. Liquent's software and consulting solutions are utilized by a majority of the world's top 20 pharmaceutical manufacturers and serve a growing and diversified customer base requiring a robust publishing initiative. Liquent' software solutions are recognized as best-of-breed and have become the most widely used software solutions for regulatory and pre-market approval initiatives.

The Company was incorporated in Delaware under the name Electronic Submission Publishing Systems, Inc. in April 1994. On April 30, 2001, we announced that we adopted a new name, Liquent. Effective July 30, 2001, we began using the ticker symbol "LQNT". On October 26, 2001 we received shareholder approval to change our name to "Liquent, Inc."

The name "Liquent" is derived from "liquid content" - the notion of transforming information assets into a fluid format that can flow from one format, consumer, and purpose to another. Liquent technology unlocks information from proprietary file formats and disparate repositories, to make it more accessible, more dynamic, and more valuable for our customers. Our name, then, embodies our goal to provide comprehensive solutions that truly extend the value of any content type.

The Liquent product suite currently consists of a variety of publishing products, including CoreDossierX(TM), kPublisher(TM), kportal(TM), and Liquent xTent(TM). These products offer customers flexible, scalable options for applying our proven technology to their specific publishing needs. Our products integrate seamlessly with each other and with most content management systems, enabling customers to maximize the value of all their software investments. In addition to advanced technology, we provide our customers with in-depth industry-specific compliance expertise that allows us to better understand their publishing needs and requirements through our consulting and software support services.

Interim Financial Information

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature except for the write- off of a note receivable and the Xerox transaction described in the notes) for the fair presentation of the results of the interim periods presented. In the quarter ended March 31, 2001, as described in our Annual Report on Form 10-K for the year ended March 31, 2001, the Company restated prior 2001 and 2000 quarterly and annual financial statements. The financial information in this Form 10-Q for the quarter and six months ended September 30, 2000 reflects those restated amounts. The financial statements and footnotes included in this Form 10-Q should be read in conjunction with our audited financial statements for the fiscal year ended March 31, 2001, included in our Annual Report on Form 10-K for the year ended March 31, 2001, filed with the Securities and Exchange Commission.

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

Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options using the treasury stock method. Common equivalent shares are not included in the calculations because the effect would be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                               Three months ended           Six months ended
                                                                                  September 30,               September 30,
                                                                               --------------------      ----------------------
                                                                                 2001         2000          2001          2000
                                                                               --------      ------      --------        ------

Net loss                                                                       $(2,849)     $  (375)     $ (5,987)     $   (75)
                                                                               =======      =======      ========      =======
Weighted average number of common shares outstanding                            17,629       16,841        17,560       16,582
Effect of dilutive securities:
   Stock options                                                                     -            -             -            -
                                                                               -------      -------      --------      -------
Adjusted weighted average shares outstanding and assumed conversions            17,629       16,841        17,560       16,582
                                                                               =======      =======      ========      =======
Loss per share:
   Basic                                                                       $ (0.16)     $ (0.02)      $ (0.34)     $ (0.00)
                                                                               =======      =======       =======      =======
   Diluted                                                                     $ (0.16)     $ (0.02)      $ (0.34)     $ (0.00)
                                                                               =======      =======       =======      =======



4.  Write-off of Note Receivable
    ----------------------------

On November 7, 2000, we entered into a convertible note agreement with a technology company partially owned by an employee and shareholder of the Company, who is a related party but is no longer an employee. Under the terms of the agreement, we committed to loan the borrower $1,000,000 in two equal installments. The first installment was paid upon execution of the agreement. The remaining commitment of $500,000 was paid on February 8, 2001, upon the borrower achieving certain milestones related to development of its technology. The debenture is convertible in whole or in part, into stock of the borrower either upon the borrower securing $3 million in additional financing, or upon a change of control of the borrower. The note is due on July 31, 2002, and bears interest at the rate of 7% annually. As a result of general economic deterioration, the borrower has been unable to generate revenue and earnings, or to raise additional resources sufficient to repay the amounts outstanding under the convertible note agreement, nor has it achieved revenue, earnings, or capital raising goals originally established by the borrower for the second half of calendar year 2001. As a result, the Company has determined that the recovery of amounts owed under the note agreement does not appear probable, and accordingly, the Company's other expense during the quarter ended September 30, 2001 reflects an impairment in the value of amounts outstanding under the convertible note in the amount of $1,027,000.

5.  Restructuring
    -------------

In March 2001, we adopted a restructuring plan that resulted in the termination of 33 employees. In connection with the restructuring, involuntarily terminated employees were entitled to severance benefits including cash compensation, continued benefits and outplacement assistance. The total amount of severance benefits accrued and charged to expense amounted to $489,000 and was reflected in general and administrative expenses in our Statement of Operations for the fiscal year ended March 31, 2001. $476,000 of these benefits were paid through September 30, 2001. The remaining portion of these severance benefits were paid in October 2001.

In August 2001, as a result of current economic factors as well as our outlook and strategy for the fiscal year ending March 31, 2002 and beyond, the Company's executive management team and the Board of Directors approved our second restructuring plan to further reduce its fixed operating costs in light of these current market conditions. The restructuring plan was driven by the fact that the Company's headcount and operating expenses grew at a faster rate than revenue, resulting in increased operating losses and a decrease in available cash balances. Management adopted the second restructuring plan in August 2001 by eliminating 32 employees. In connection with the restructuring, involuntarily terminated employees were entitled to severance benefits including cash compensation, continued benefits and outplacement assistance. The total amount of severance benefits accrued and charged to expense amounted to $897,000 and is reflected in general and administrative expenses in our Statement of Operations for the quarter ended September 30, 2001. Approximately $500,000 of these severance benefits were paid during the quarter ended September 30, 2001. We anticipate paying approximately $335,000 of the severance benefits in the quarter ending December 31, 2001. The remaining restructuring payments will continue until September 30, 2002.

All employee terminations occurred in August 2001, although three employees continued to provide transitional services to the Company (generally 30 to 45 days from the termination date). Salary and benefits earned during the transition period were not included in the restructuring charge.

6.  Acquisition of Software
    -----------------------

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

In June 2001, the Company renegotiated the terms of a development and reseller arrangement with Xerox Corporation. In connection with the renegotiations, the Company obtained the exclusive right to sell certain of its products to a group of customers and granted Xerox the right to utilize certain software purchased from the Company under the original reseller agreement for Xerox's internal use. The Company agreed to pay Xerox Corporation a fee of approximately $672,000 in four equal quarterly installments with the first installment due in July 2001. Under the terms of the new arrangement, Xerox is no longer permitted to resell the Company's products, including the $773,000 previously purchased by Xerox from the Company that was classified as deferred revenue in the Company's March 31, 2001 balance sheet. As a result, the Company reclassified an amount equal to the future payment obligation to Xerox under the terms of the new agreement from deferred revenue to installment obligation payable in its June 30, 2001 balance sheet, and recorded the remaining amount of deferred revenue as other income during the quarter ended June 30, 2001. The remaining unpaid balance of this installment obligation amounted to $506,000 as of September 30, 2001.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involves risks and uncertainties that may cause actual results to differ materially from those predicted in the forward-looking statements. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or a combination of factors, including, but not limited to, those listed under the caption "Factors Affecting Operating Results" described herein and the Risk Factors set forth in our filings with the Securities and Exchange Commission, including our Form 10-K for the year ended March 31, 2001.

Overview
--------

Liquent, Inc. is a leading developer of publishing software solutions for document-intensive industries. Liquent software and consulting solutions are utilized by a majority of the world's top 20 pharmaceutical manufacturers and serve a growing and diversified customer base requiring a robust publishing initiative. Liquent' software solutions are recognized as best-of-breed and have become the most widely used software solutions for regulatory and pre-market approval initiatives. Founded in 1994, Liquent is a leading provider of content assembly and publishing solutions for the Life Sciences industry. Our proven, world-class rendering technology transforms proprietary content into open formats such as XML and PDF.

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

Results of Operations
---------------------

The following table presents statement of operations data as a percentage of total revenues:

                                                                   Three months                  Six months
                                                                Ended September 30,         Ended September 30,
                                                                -------------------         -------------------
                                                                 2001          2000          2001          2000
                                                                 ----          ----          ----          ----
Statement of Operations Data:
     Revenues:
          Software license                                      29.3%         53.8%         25.4%         57.7%
          Professional services and support                     70.7          46.2          74.6          42.3
                                                               -----         -----         -----         -----
               Total revenues                                  100.0         100.0         100.0         100.0
     Cost of revenues:
          Software licenses                                      2.4           1.6           2.8           1.5
          Professional services and support                     35.6          27.8          39.4          27.2
                                                               -----         -----         -----         -----
               Total cost of revenues                           38.0          29.4          42.2          28.7

     Gross profit                                               62.0          70.6          57.8          71.3
     Operating expenses:
          Research and development                              20.0          20.3          24.3          20.9
          Sales and marketing                                   39.5          46.9          51.3          41.2
          General and administrative                            31.9          14.8          30.4          15.2
                                                               -----         -----         -----         -----
               Total operating expenses                         91.4          82.0         106.0          77.3
                                                               -----         -----         -----         -----
     Loss from operations                                      (29.4)        (11.4)        (48.2)         (6.0)
     Other (expense), net                                      (15.5)           --          (8.3)           --
     Interest, net                                               1.8           5.4           2.8           5.4
                                                               -----         -----         -----         -----
     Loss before income taxes                                  (43.1)         (6.0)        (53.7)         (0.6)
     Income taxes                                                 --            --            --            --
                                                               -----         -----         -----         -----
     Net loss                                                  (43.1)%        (6.0)%       (53.7)%        (0.6)%
                                                               =====         =====         =====         =====

Comparison of Three Months Ended September 30, 2001 and 2000
------------------------------------------------------------

For the three months ended September 30, 2001, revenues were $6.6 million, representing an increase of 5% from the $6.3 million for the comparable period in 2000. Net loss for the three months ended September 30, 2001, was $2.8 million, or $0.16 per diluted share, compared to a net loss of $375,000, or $0.02 per diluted share for the same period in 2000. Weighted average shares used in computing diluted earnings per share in the second quarter of fiscal year 2002 were 17.6 million versus 16.8 million in the same period in the prior year.

Revenues

Total revenues consist of revenues from software licenses and professional services and support. Professional services and support revenues include professional consulting, training and customer support services.

Software licenses revenues decreased 43% to $1.9 million for the three months ended September 30, 2001, from $3.4 million for the quarter ended September 30, 2000. This decrease was attributable to lengthening sales cycles, a general economic slowdown and price sensitivity within our customer base.

Professional services and support revenues increased 61% to $4.7 million for the three months ended September 30, 2001, from $2.9 million for the quarter ended September 30, 2000. This increase resulted primarily from an increase in customer support revenues and an increase in consulting and training services revenue. These increases were driven by an increase in our customer base as well as a general increase in the number of installed licenses for which we currently provide support. We expect the proportion of professional services and support revenues to total revenues to fluctuate in the future, depending in part on our customers' direct use of third-party consulting and implementation service providers.

Revenues derived from international customers were $1.3 million for the quarter ended September 30, 2001, and $1.0 million for the quarter ended September 30, 2000. The increase was attributable to increased professional services and support revenues. International revenues accounted for 20% of total revenues in the quarter ended September 30, 2001, and 17% in the quarter ended September 30, 2000. In order to expand international sales, we have made significant investments in our European operations including the hiring of new personnel and the relocation of our European office. To the extent that we are unable to achieve expected international revenue growth in a timely manner, our business, operating results and financial condition could be seriously harmed. We cannot guarantee that we will be able to maintain or increase international market demand for our products. In some markets, localization of our products is essential to achieve market penetration. We may incur substantial costs and experience delays in localizing our products, and we cannot guarantee that any localized product will ever generate significant revenue.

For the three months ended September 30, 2001 and September 30, 2000, one customer accounted for 17% of total revenues.

Cost of Revenues

Cost of software licenses revenues consists primarily of royalties we pay to third parties for the use of their technology incorporated into our CoreDossier products and amortization of capitalized software costs. Cost of software licenses revenues increased to $158,000 for the quarter ended September 30, 2001 from $99,000 for the quarter ended September 30, 2000. Cost of software licenses revenues as a percentage of software licenses revenues were 8.2% for the quarter ended September 30, 2001 and 2.9% for the quarter ended September 30, 2000. The increase in cost of software license revenues resulted primarily from the amortization of purchased and capitalized software costs that commenced in September 2000. During March 2000, we purchased third-party software that was used as the basis for the design of features and functions in the latest version of CoreDossier, which was released in September 2000. In September 2000, we commenced amortization of this purchased software over an estimated economic life of three years.

We currently have a license agreement with Versant Object Technology Corporation for the use of technology that is embedded in CoreDossier. Under the terms of the license agreement, we have the right to use and copy Versant's software to develop and combine Versant's technology with our software products to create applications in exchange for royalties ranging from 1.7% to 2.5% of the sales of certain products. The royalties are recorded as a cost of software license revenue in the same period as the related software license revenue. Our license is non-exclusive, non-transferable and non-assignable. In September 1999, we prepaid royalty fees to Versant of $500,000. As of September 30, 2001, we have a remaining prepayment of approximately $150,000. We have no contractual obligation for additional purchases from Versant.

Cost of professional services and support revenues consists primarily of personnel costs related to professional services and customer support. Cost of professional services and support revenues increased 35% to $2.4 million for the quarter ended September 30, 2001, from $1.7 million for the quarter ended September 30, 2000. This increase resulted primarily from increases in third-party subcontractor fees as well as increases in out-of-pocket expenses due to increases in volume. The number of our professional services and customer support personnel decreased to 48 at September 30, 2001, from 54 at September 30, 2000. Our professional services and support margin increased to 50% for the quarter ended September 30, 2001 from 40% for quarter ended June 30, 2000. The cost of professional services and support revenues as a percentage of professional services and support revenues may vary among periods because of changes in the mix of services we provide which have different revenue margins. The increase in professional services and support margins resulted primarily from increases in utilization rates of our professional services staff. In order to attain profitability, we believe that we need to maintain high utilization rates of our professional services personnel. In order to maintain these utilization rates, we must continue to increase the amount of services provided to our customers. We derive a significant portion of our professional service revenue from the implementation of software licensed by our customers. In the event that we are unable to achieve increases in software license revenues, the growth, if any, in our professional service revenues may be limited, and as a result, we may experience increased operating losses. In addition, to the extent that we are unable to modify current personnel levels rapidly in response to changes in demand for our services, our operating results and financial condition could be seriously harmed.

Operating Expenses

Research and development. Research and development expenses consist primarily of salaries, benefits and depreciation of equipment for: software developers; quality assurance personnel; and program managers and technical writers. Research and development expenses increased 4% for the quarter ended September 30, 2001 over the same quarter in the prior year. Research and development expenses represented 20% of our total revenues for both quarters presented. We believe that our future revenue growth is dependent upon our ability to introduce new products that meet the evolving needs of our customers.

Sales and marketing. Sales and marketing expenses consist primarily of: salaries, commissions and bonuses earned by sales and marketing personnel; travel and promotional expenses; and communication costs related to direct sales efforts. Sales and marketing expenses decreased 11% to $2.6 million for the quarter ended September 30, 2001 from $2.9 million for the quarter ended September 30, 2000. This decrease resulted primarily from our cost containment efforts and restructuring efforts which occurred in March 2001 and August 2001. Sales and marketing expenses represented 39% of our total revenues for the quarter ended September 30, 2001 and 47% for the comparable quarter of 2000.

General and administrative. General and administrative generally consist primarily of salaries, benefits and related costs for executive, finance, administrative and information services personnel. These expenses also include fees for legal, accounting, insurance and other administrative expenses. General and administrative expenses increased 127% to $2.1 million for the three months ended September 30, 2001, from $929,000 for the quarter ended September 30, 2000. General and administrative expenses represented 32% of our total revenues for the quarter ended September 30, 2001 and 15% for the quarter ended September 30, 2000. In August 2001, as a result of current economic factors as well as our outlook and strategy for the fiscal year ending March 31, 2002, and beyond, we adopted our second restructuring plan that resulted in the termination of 32 employees. In connection with the restructuring, involuntarily terminated employees were entitled to severance benefits including cash compensation, continued benefits and outplacement assistance. The total amount of severance benefits accrued and charged to expense amounted to $897,000 and is reflected in general and administrative expenses in our Statement of Operations for the quarter ended September 30, 2001. Approximately $500,000 of these severance benefits were paid during the quarter ended September 30, 2001. We anticipate paying approximately $335,000 of restructuring in the quarter ending December 31, 2001. Restructuring payments will continue until September 30, 2002.

Excluding the restructuring charge, general and administrative expenses increased 30% or $283,000. The increase in general and administrative expenses excluding restructuring charges were primarily due to increases in directors' and officers' liability insurance premiums, as well as increased legal and accounting fees.

The purpose of the restructuring plan was to reduce the Company's fixed costs based on our current outlook. We estimate that the reduction in annual operating expenses related to our August 2001 restructuring will be approximately $3.5 million, however, the actual realized savings may be less as we continue to adapt to rapidly evolving market trends.

Deferred stock compensation expense was $2,000 for the quarter ended September 30, 2001 and $8,000 for the quarter ended September 30, 2000.

Other expense, net. On November 7, 2000, we entered into a convertible note agreement with a technology company partially owned by an employee and shareholder of the Company, who is a related party but is no longer an employee. Under the terms of the agreement, we committed to loan the borrower $1,000,000 in two equal installments. The first installment was paid upon execution of the agreement. The remaining commitment of $500,000 was paid on February 8, 2001, upon the borrower achieving certain milestones related to development of its technology. The debenture is convertible in whole or in part, into stock of the borrower either upon the borrower securing $3 million in additional financing, or upon a change of control of the borrower. The note is due on July 31, 2002, and bears interest at the rate of 7% annually. As a result of general economic deterioration, the borrower has been unable to generate revenue and earnings, or to raise additional resources sufficient to repay the amounts outstanding under the convertible note agreement, nor has it achieved revenue, earnings, or capital raising goals originally established by the borrower for the second half of calendar year 2001. As a result, the Company has determined that the recovery of amounts owed under the note agreement does not appear probable, and accordingly, the Company's other expense during the quarter ended September 30, 2001 reflects an impairment in the value of amounts outstanding under the convertible note the amount of $1,027,000.

Interest, net. Interest, net is derived from interest income earned on our cash and cash equivalents. Interest income decreased 64% to $122,000 for the quarter ended September 30, 2001 from $341,000 for the quarter ended September 30, 2000. This decrease was primarily attributable to the decreases in interest bearing cash and cash equivalent balances and a decline in interest rates.

Income taxes. We had no income tax expense during either the quarter ended September 30, 2001 or September 30, 2000. As a result of the uncertainty regarding the recoverability of historical net operating loss carryforwards, we have recorded a 100% valuation allowance against our net deferred tax asset arising from potential future tax benefits attributable to current and prior-year operating losses.

Comparison of Six Months Ended September 30, 2001 and 2000
----------------------------------------------------------

For the six months ended September 30, 2001, revenues were $11.2 million, a decrease of 11% from the $12.6 million for the comparable period in 2000. Net loss for the six months ended September 30, 2001 was $6.0 million, or $.34 per diluted share, compared to net loss of $75,000, or $.00 per diluted share for the same period in 2000. Weighted average shares used in computing diluted earnings per share in the six months ended September 30, 2001 were 17.6 million versus 16.6 million in the same period in the prior year.

Revenues

License revenues. License revenues decreased 61% to $2.8 million for the six months ended September 30, 2001, from $7.2 million for the six months ended September 30, 2000. This decrease was attributable to lengthening sales cycles, a general economic slowdown and price sensitivity within our customer base.

Professional services and support revenues. Professional services and support revenues increased 57% to $8.3 million for the six months ended September 30, 2001 from $5.3 million for the six months ended September 30, 2000. The increase reflects an increase in the number and type of service engagements and increased maintenance revenues from a larger customer base.

Revenues derived from international customers were $2.1 million for the six months ended September 30, 2001, and $1.9 million for the six months ended September 30, 2000. The increase was attributable to increased professional services and support revenues. International revenues accounted for 19% of total revenues during the first six months ended September 30, 2001, and 15% of total revenues during the first six months ended September 30, 2000. In order to expand international sales, we have made significant investments in our European operations including the hiring of new personnel and the relocation of our European office. To the extent that we are unable to achieve expected international revenue growth in a timely manner, our business, operating results and financial condition could be seriously harmed. We cannot guarantee that we will be able to maintain or increase international market demand for our products. In some markets, localization of our products is essential to achieve market penetration. We may incur substantial costs and experience delays in localizing our products, and we cannot guarantee that any localized product will ever generate significant revenue.

For the six months ended September 30, 2001, one customer accounted for 13% of revenues and for the six months ended September 30, 2000, one customer accounted for 12% of revenues.

Cost of Revenues

Cost of software licenses revenues. Cost of software licenses revenues increased 67% to $316,000 for the six months ended September 30, 2001 from $189,000 for the six months ended September 30, 2000. The increase in cost of software license revenues resulted primarily from the amortization of purchased and capitalized software costs that commenced in September 2000. During March 2000, we purchased third-party software that was used as the basis for the design of features and functions in the latest version of CoreDossier, which was released in September 2000. In September 2000, we commenced amortization of this purchased software over an estimated economic life of three years. During the fiscal year ended March 31, 2001, we also capitalized internal costs related to the development of software to be licensed to third parties amounting to approximately $200,000. Amortization of these capitalized costs occurs generally on a straight-line basis over an estimated economic life of three years.

Cost of professional services and support revenues. Cost of professional services and support revenues increased 28% to $4.4 million for the six months ended September 30, 2001 from $3.4 million for the six months ended September 30, 2000. This increase resulted primarily from the hiring and training of professional services and customer support personnel to support our increased customer base, as well as additional costs associated with third-party subcontractors and out-of-pocket expenses. Our professional services and support margins increased to 47% for the six months ended September 30, 2001 from 36% for six months ended September 30, 2000. The cost of professional services and support revenues as a percentage of professional services and support revenues may vary among periods because of changes in the mix of services we provide which have different revenue margins. The increase in professional services and support margins resulted primarily from increased utilization of our professional service personnel. In order to attain profitability, we believe that we need to maintain high utilization rates of our professional services personnel. In order to maintain these utilization rates, we must continue to increase the amount of services provided to our customers. We derive a significant portion of our professional service revenue from the implementation of software licensed by our customers. In the event that we are unable to achieve increases in software license revenues, the growth, if any, in our professional service revenues may be limited, and as a result, we may experience increased operating losses. In addition, to the extent that we are unable to modify current personnel levels rapidly in response to changes in demand for our services, our operating results and financial condition could be seriously harmed

Operating Expenses

Research and development. Research and development expenses increased 4% to $2.7 million for the six months ended September 30, 2001 from $2.6 million the six months ended September 30, 2000. This increase resulted from an increase in depreciation of equipment used in research and development efforts as well as outside consulting fees associated with the development of an international regulatory publishing product. Research and development expenses represented 24% of our total revenues for the six months ended September 30, 2001 and 21% for the six months ended September 30, 2000.

Sales and marketing. Sales and marketing expenses increased 11% to $5.7 million in the six months ended September 30, 2001 from $5.2 million for the six months ended September 30, 2000. This increase resulted primarily from our increased investment in sales and marketing infrastructure. The increased investments included recruiting, payroll, and related office costs. Sales and marketing expenses represented 51% of our total revenues for the six months ended September 30, 2001 and 41% for the six months ended September 30, 2000.

General and administrative. General and administrative expenses increased 77% to $3.4 million for the six months ended September 30, 2001 from $1.9 million for the six months ended September 30, 2000. This increase resulted from a restructuring charge of $897,000 as well as increased insurance, legal and accounting costs. The number of our executive, finance and administrative personnel was 14 at September 30, 2001 and 21 as of September 30, 2000. General and administrative expenses, including restructuring, represented 30% of our total revenues for the six months ended September 30, 2001 and 15% of total revenues for the six months ended September 30, 2000. Excluding restructuring, general and administrative expenses represented 22% of total revenues for the six months ended September 30, 2001.

Interest, net. Net interest income decreased 54% to $314,000 for the six months ended September 30, 2001 from $677,000 for the six months ended September 30, 2000. This decrease was primarily attributable to the decreases in interest bearing cash and cash equivalent balances and a decline in interest rates.

Income taxes. We had no income tax expense during either the quarter ended September 30, 2001 or September 30, 2000. As a result of the uncertainty regarding the recoverability of historical net operating loss carryforwards, we have recorded a 100% valuation allowance against our net deferred tax asset arising from potential future tax benefits attributable to current and prior-year operating losses.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2001, we had cash and cash equivalents of $12.6 million, a decrease of $6.9 million from cash and cash equivalents held at March 31, 2001. Our working capital at September 30, 2001 was $11.5 million, compared to $15.9 million at March 31, 2001.

Net cash (used in) provided by operating activities was $(6.3 million) for the six months ended September 30, 2001, compared to $375,000 for the six months ended September 30, 2000. This decrease resulted primarily from our net loss for the six months ended September 30, 2001.

During the six months ended September 30, 2001, we experienced a loss from operations of approximately $6.0 million, with the loss being fueled in part by a reduction in software license revenues. As a result of this decrease in software license revenue, we estimate that we will experience an additional reduction in our available cash balances of approximately $1.0 million to $2.0 million during the quarter ended December 31, 2001. While we believe that this slowdown in customer spending is temporary, in the event that customer demand for our software products does not increase in the latter half of our fiscal year ending March 31, 2002, our financial position and liquidity could be materially affected.

Investing activities used cash of $605,000 for the six months ended September 30, 2001, and $766,000 for the six months ended September 30, 2000, primarily due to the purchase of property and equipment as well as leasehold improvements. During the six months ended September 30, 2001, we capitalized $126,000 of internally developed software. There was no capitalization of internally developed software during the six months ended September 30, 2000.

In June 2001, we renegotiated the terms of a development and reseller arrangement with Xerox Corporation. In connection with the renegotiation, we obtained the exclusive right to sell certain of our products to a group of customers, and granted Xerox the right to utilize certain software purchased from us under the original reseller agreement for Xerox's internal use. Under the terms of the agreement, we also agreed to pay Xerox Corporation a fee of approximately $672,000 in four equal quarterly installments with the first installment paid in July 2001. In connection with a restatement of historical results reported in our Annual Report on Form 10-K for the year ended March 31, 2001, we reversed revenue in the amount of approximately $773,000 related to software previously sold to Xerox but not delivered by Xerox to end users. Under the terms of the new arrangement, Xerox is no longer permitted to resell the Company's products, including the $773,000 previously purchased by Xerox from the Company that was classified as deferred revenue in the Company's March 31, 2001 balance sheet. As a result, the Company reclassified an amount equal to the future payment obligation to Xerox under the terms of the new agreement from deferred revenue to installment obligations payable in its June 30, 2001 balance sheet, and recorded the remaining amount of deferred revenue as other income during the quarter ended June 30, 2001. Payments to Xerox under the new arrangement will be reflected in future periods as reductions of the installment obligation payable. The remaining unpaid balance on this installment obligation amounted to $506,000 as of September 30, 2001.

Financing activities used cash of $3,000 during the six months ended September 30, 2001, and generated cash of $232,000 for the six months ended September 30, 2000. The decrease was attributable to a decrease in the number of stock options exercised during the six months ended September 30, 2001.

On March 30, 2001, we entered into a $5 million revolving credit agreement with Mellon Bank, N.A. The initial term of the credit agreement extends until February 28, 2003. Borrowings under this credit agreement accrue interest at a rate of, at our option, either (1) 100 basis points below the prime rate charged by Mellon Bank, N.A., or (2) the rate at which U.S. Dollar deposits are offered to major banks in the London interbank Eurodollar market (as adjusted to satisfy the reserve requirements of the Federal Reserve System) plus 100 basis points. The credit agreement also contains representations, warranties, covenants and other terms and conditions typical of credit facilities of such size, including financial reporting requirements. Amounts outstanding under the agreement are secured by certain cash balances and investments. We have the option of converting amounts borrowed under the revolving facility into a term loan payable over a five-year period. There were no amounts outstanding under the agreement as of September 30, 2001.

We expect that our recent losses will result in a decrease in our cash balances during the third quarter of the fiscal year ending March 31, 2002. However we expect that our recent restructuring efforts will result in decreases to our operating expenses in the remainder of our fiscal year ending March 31, 2002. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

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

Fluctuations in Operating Results

Our results fluctuate from quarter to quarter. In the past, the software industry has experienced significant downturns, particularly when general economic conditions decline and spending on management information systems decreases. Our business, financial condition and operating results may fluctuate substantially from quarter to quarter. It is particularly difficult to predict our operating results because:

     o Our sales cycles are lengthy and variable, typically ranging between six to nine months from our initial contact with a potential customer to the signing of a license agreement, although occasionally sales require substantially more time.

     o The amount of unfulfilled orders for our products at the beginning of a quarter is small because our products are typically shipped shortly after orders are received.

     o We recognize a substantial portion of our license revenues in the last month of a quarter, and often in the last weeks or days of a quarter.

     o Changes in the global economic environment may have an unanticipated impact on the spending patterns of our global pharmaceutical customers.

     o Fiscal or quarterly budget cycles of our customers can cause our revenues to fluctuate from quarter to quarter.

Nevertheless, we base our decisions regarding our operating expenses on anticipated revenue trends. Because many of our expenses are relatively fixed, a delay in recognizing revenue from a limited number of license transactions could cause our operating results to vary significantly from quarter to quarter and could result in operating losses. To the extent these expenses are not followed by increased revenues, our operating results will suffer. As a result of all of these factors, we believe that period-to-period comparisons of our operating results are difficlt to interpret and you should not rely on such comparisons to predict our future performance. Fluctuations in our operating results, particularly compared to the expectations of market analysts or investors, could cause volatility in the price of our common stock.

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

Risk of Liability

Complex software products such as those offered by us can contain undetected errors or performance problems. Such defects are most frequently found during the period immediately following introduction of new products or enhancements to existing products. Our products have from time to time contained software errors that were discovered after commercial introduction. We may not discover performance problems or errors in our products in the future. Any future software defects discovered after shipment of our products, if material, could result in loss of revenues or potential product liability.

In addition, we provide outsourcing services that are critical to our clients' businesses. Any delays or difficulties in connection with these assignments or failure to meet clients' expectations could result in:

     o    delayed or lost client revenues;

     o    rendering additional services to a client at no charge;

     o    negative publicity regarding us and our services; and

     o    claims for substantial damages against us, regardless of fault.

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

Limited Protection of Intellectual Property Rights

We rely on a combination of copyright and trademark laws, employee and third-party nondisclosure agreements, and other methods to protect our proprietary rights. Despite these precautions, it may be possible for unauthorized third-parties to copy certain portions of our products or to obtain and use information that we regard as proprietary. There can be no assurance that our efforts will provide meaningful protection for our proprietary technology against others who independently develop or otherwise acquire substantially equivalent techniques or gain access to, misappropriate, or disclose our proprietary technology.

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

Dependence on Service Revenues

We depend on service revenues. Professional services and support revenues represented 75% of our total revenues for the first six months of fiscal 2002 and 42% of our total revenues for first six months of fiscal 2001. We anticipate that service revenues will continue to represent a significant percentage of total revenues. Because service revenues have lower gross margin percentages than license revenues, a continued increase in the percentage of total revenues represented by service revenues resulting from increased professional services and support revenues or a decrease in license revenues could have a detrimental impact on overall gross margin percentages.

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

The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates. All of the potential changes noted above are based on sensitivity analysis performed on our balances as of September 30, 2001.

The Company is exposed to foreign currency exchange rate differences and the income statement would be impacted by rate changes on its intercompany balances.

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

Item 2.  Changes in Securities and Use of Proceeds
-------  -----------------------------------------

none

Item 3.  Defaults Upon Senior Securities
-------  -------------------------------

None

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

The following matters were voted upon at the Annual Meeting of Stockholders held on October 26, 2001, and received the votes set forth below:

1. All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their respective names:

                                                  For               Abstain
                                                  ---               -------

          R. Richard Dool                     14,804,202             334,190
          Eric Haskell                        15,039,516              98,876
          Charles O. Heller                   14,740,197             398,195
          Christopher B. Hollenbeck           15,049,447              88,945
          Kenneth R. Kaisen                   15,039,516              98,876
          William J. Miller                   15,039,516              98,876
          Michael Sorkin                      15,039,516              98,876

2. A stockholder proposal to approve the change of the Company's name to "Liquent, Inc." under the Company's Certificate of incorporation received 15,098,798 votes FOR and 27,204 votes AGAINST, with 12,390 abstentions.

Item 5.  Other Information
-------  -----------------

On November 14, 2001, the Company announced that it had entered into an Agreement and Plan of Merger with Information Holdings Inc. ("IHI") pursuant to which IHI will acquire the Company for $2.27 per share through a cash tender offer, subject to certain conditions. The Company filed the press release announcing the transaction under the cover of Schedule 14D-9

During the quarter ended September 30, 2001, the Company entered into separation agreements with certain former executives of the Company.

Frances Moscoe. As part of Ms. Moscoe's severance agreement, she will receive severance of ten months, benefits through March 15, 2002, a pro-rated bonus up to a maximum of 46% of her annual salary based on Company performance during the fiscal year ending March 31, 2002, and reimbursement for outplacement expenses of up to $10,000.

John Rosso. As part of Mr. Rosso's severance agreement, he will receive severance and benefits for seven months, a pro-rated bonus up to a maximum of 50% of his annual salary based on Company performance during the fiscal year ending March 31, 2002, and reimbursement for outplacement expenses of up to $10,000.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(A) Exhibits

none

(B)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of November 2001.

                             Liquent, Inc.



                             By: /s/ R. Richard Dool
                                 -------------------
                                 R. Richard Dool
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


                             By: /s/ Christopher Meshginpoosh
                                 ----------------------------
                                 Christopher Meshginpoosh
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)